Form 10QSB
period 1996-09-30
MERIT HOLDING CORP /GA
filed 1996-11-08
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                  Commission File Number
    SEPTEMBER 30, 1996                                 0-25938


                           MERIT HOLDING CORPORATION
    -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     GEORGIA                                                58-1934011
---------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

          5100 LAVISTA ROAD, P. O. BOX 49, TUCKER, GEORGIA 30085-0049
   ------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:            770-491-8808

                                 Not Applicable
   ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X                             NO
                     ------                             --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                        3,704,102
-----------------------------             ----------------------------------
      Class                               Outstanding as of November 7, 1996

Transitional Small Business Disclosure Format (check one):

                     YES                               NO X
                     ---                               ----

                      Part I         FINANCIAL INFORMATION

Item 1.  Financial Statements


                           MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                 September 30,          December 31,
                                                                                      1996                   1995
                                                                                ---------------        ---------------
                          ASSETS
       Cash and due from banks                                                  $    10,948,782        $    15,214,844
       Federal funds sold and other short-term investments                           24,064,931             11,538,083
       Interest bearing deposits with other
         financial institutions                                                         100,000                203,750
       Investment securities, at cost (market
         value of $1,723,049 and $1,753,150 respectively)                             1,838,003              1,838,216
       Mortgage-backed securities  available for sale                                 7,502,957              8,982,079
       Securities available for sale  (Note 4)                                       36,596,919             28,007,845
       Federal Reserve Bank stock                                                       299,850                299,850
       Federal Home Loan Bank stock                                                     868,800                695,300
       Loans, less allowance for loan losses
         of $2,932,261 and $2,543,408 (Notes 2 and 3)                               144,531,475            130,674,294
       Real estate owned                                                                248,667                718,673
       Premises and equipment, net                                                    5,521,885              4,650,485
       Accrued interest receivable and other assets                                   3,097,675              2,426,786
                                                                                ---------------        ---------------

             Total assets                                                       $   235,619,944        $   205,250,205
                                                                                ===============        ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY


       Deposits:
         Demand                                                                 $    49,618,496        $    51,959,459
         Checking with interest                                                      31,217,777             26,984,809
         Money-market accounts                                                       37,188,448             28,435,375
         Savings                                                                      3,884,342              3,809,717
         Time, $100,000 and over                                                     22,720,378             18,567,497
         Other time                                                                  51,086,799             43,306,680
                                                                                ---------------        ---------------

                                                                                    195,716,240            173,063,537

       Short-term borrowings                                                          9,033,109              4,497,555
       Long-term debt                                                                 3,130,267              2,483,716
       Accrued interest payable and other liabilities                                 1,995,340              1,893,880
                                                                                ---------------        ---------------


             Total liabilities                                                      209,874,956            181,938,688
                                                                                ---------------        ---------------


       Stockholders' equity
         Common stock, $2.50 par value; 10,000,000 shares
           authorized; 3,704,102 and 3,807,815 shares issued and
           3,704,102 and 3,665,055 outstanding, respectively                          9,260,255              9,519,537
         Paid-in capital                                                              8,061,623              8,302,438
         Retained earnings                                                            8,542,448              5,958,990
         Unrealized (losses) gains on securities available for sale, net of tax        (119,338)               271,032
         Treasury stock, at cost: 0 and 142,760 shares respectively                           0               (740,480)
                                                                                ---------------        ---------------

             Total stockholders' equity                                              25,744,988             23,311,517
                                                                                ---------------        ---------------


             Total liabilities and stockholders'
                equity                                                          $   235,619,944        $   205,250,205
                                                                                ===============        ===============





                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                               For the three month period ended              For the nine month period ended
                                                         September 30,                                 September 30,
                                                    1996                 1995                   1996                   1995
                                             ---------------        ---------------        ---------------        ---------------
  Interest and dividend income:
    Interest and fees on loans               $     3,555,406        $     3,264,225        $    10,335,136        $     9,687,676
    Interest on securities                           687,737                515,189              1,924,073              1,489,651
    Interest on federal funds sold
      and other short-term investments               313,982                286,713                538,455                612,861
    Interest on time deposits with other
      financial institutions                           2,398                  5,457                  8,372                 25,793
    Dividends on Federal Reserve Bank stock            4,498                  4,498                 13,493                 13,493
    Dividends on Federal Home Loan Bank stock         15,498                 12,919                 41,517                 37,581
                                              --------------        ---------------         --------------         --------------

        Total interest and dividend income         4,579,519              4,089,001             12,861,046             11,867,055

  Interest expense on deposits                     1,520,333              1,427,720              4,234,743              3,874,815
  Interest expense on FHLB advances                   52,785                 43,563                136,284                130,720
  Interest expense on short-term borrowings           76,549                 18,307                166,658                 69,018
                                              --------------        ---------------         --------------         --------------

        Total interest expense                     1,649,667              1,489,590              4,537,685              4,074,553
                                              --------------        ---------------         --------------         --------------

  Net interest income                              2,929,852              2,599,411              8,323,361              7,792,502

  Provision for loan losses                          165,000                210,000                495,000                570,000
                                              --------------        ---------------         --------------         --------------

  Net interest income after
    provision for loan losses                      2,764,852              2,389,411              7,828,361              7,222,502
                                              --------------        ---------------         --------------         --------------


  Non-interest income:
    Service charges and fees on deposits             200,143                193,651                577,845                522,849
    Gain on sale of SBA loans                            852                 45,038                  2,557                205,813
    Losses on sales of securities                                                                                         (59,788)
    Mutual fund sales fees                            11,442                 13,955                 51,099                 56,955
    Other income                                      80,538                 78,225                306,533                553,890
                                              --------------        ---------------         --------------         --------------

        Total non-interest income                    292,975                330,869                938,034              1,279,719
                                              --------------        ---------------         --------------         --------------


  Non-interest expense:
    Salaries and other personnel                     852,665                765,678              2,497,318              2,233,892
    Occupancy and equipment                          243,976                196,400                698,032                590,171
    Advertising and marketing                         27,226                 26,586                 71,912                 76,352
    Legal                                             75,000                 37,000                171,000                290,750
    Data processing                                   36,670                 32,874                101,591                106,910
    FDIC fees                                          4,596                 (5,030)                14,297                164,184
    Other operating                                  419,683                402,037              1,185,032              1,239,606
                                              --------------        ---------------         --------------         --------------

        Total non-interest expense                 1,659,816              1,455,545              4,739,182              4,701,865
                                              --------------        ---------------         --------------         --------------


  Income before income taxes                       1,398,011              1,264,735              4,027,213              3,800,356

  Provision for income taxes                         502,406                486,566              1,443,755              1,469,178
                                              --------------        ---------------         --------------         --------------

  Net income                                 $       895,605        $       778,169        $     2,583,458        $     2,331,178
                                             ===============        ===============        ===============        ===============

  Net income per share                       $           .21        $           .19        $           .60        $           .57
                                             ===============        ===============        ===============        ===============





                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                         For the nine month period ended
                                                                                                  September 30,
                                                                                            1996                   1995
                                                                                        -----------            -----------
       Cash flows from operating activities:
          Net income                                                                 $     2,583,458        $     2,331,178
          Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
                 Depreciation and amortization                                               336,226                291,471
                 Net amortization of premiums on securities                                   47,285                  5,077
                 Write down of other real estate                                              16,601                 65,642
                 Provision for loan losses                                                   495,000                570,000
                 Gain on sale of SBA loans                                                    (2,557)              (205,813)
                 Loss on sale of investment securities                                                               59,788
                 Gain on sale of other real estate                                           (19,517)               (14,782)
                 Increase in interest receivable                                             (61,993)              (168,471)
                 Decrease  in interest payable                                               100,375                452,723
                 Increase (decrease) in accrued expenses and other liabilities               209,442                (50,524)
                 Increase in prepaid expenses and other assets                              (644,651)              (244,703)
                                                                                     ---------------        ---------------


               Net cash provided by operating activities                                   3,059,669              3,091,586
                                                                                     ---------------        ---------------


       Cash flows from investing activities:
          Purchases of "held to maturity" investment securities                                                    (200,000)
          Purchases of "available for sale" investment securities                        (12,706,762)           (18,024,866)
          Proceeds from sales of "available for sale" investment securities                                       6,590,253
          Proceeds from maturities of "held to maturity" investment securities                                    1,040,511
          Proceeds from maturities of "available for sale" investment securities           4,946,605              4,650,611
          Purchases of Federal Home Loan Bank stock                                         (173,500)              (110,900)
          Proceeds from maturities of time deposits with other financial institutions        103,750                      0
          Proceeds from sale of other real estate                                            568,562                275,881
          Proceeds from sale of SBA loans                                                                         1,899,271
          Capital improvements on other real estate                                          (94,386)               (73,937)
          Loans made to customers, net                                                   (14,349,622)           (13,050,683)
          Capital expenditures                                                            (1,168,721)              (201,156)
                                                                                     ---------------        ---------------

               Net cash used in investing activities                                     (22,874,074)           (17,205,015)
                                                                                     ---------------        ---------------


       Cash flows from financing activities:
          Repayment of short-term borrowing                                                                        (430,000)
          Net increase (decrease) in Federal Home Loan Bank advances                         646,551                (97,329)
          Net increase in deposits                                                        22,652,703             14,208,571
          Net increase in securities sold under
             agreements to repurchase                                                      4,535,554                812,174
          Exercise of stock warrants                                                         240,383                330,594
          Purchase of fractional & dissenting shares                                                                   (366)
                                                                                     ---------------        ---------------

               Net cash provided by financing activities                                  28,075,191             14,823,644
                                                                                     ---------------        ---------------



       Net increase in cash and cash equivalents                                           8,260,786                710,215

       Cash and cash equivalents at beginning of period                                   26,752,927             27,700,547
                                                                                     ---------------        ---------------


       Cash and cash equivalents at end of period                                    $    35,013,713        $    28,410,762
                                                                                     ===============        ===============

       Supplemental data:
          Interest paid                                                              $     4,437,311        $     3,621,830
                                                                                     ===============        ===============


          Income taxes paid                                                          $     2,150,000        $     2,092,450
                                                                                     ===============        ===============


          Loans transferred to other real estate owned                               $                      $     1,283,141
                                                                                     ===============        ===============





                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.



Loans consist of :
(in thousands)
                                        September 30, 1996              December 31, 1995
                                        ------------------              -----------------
Commercial                              $ 84,569     58%                $ 74,885     56%
Real estate - construction
 and land development                     32,840     22%                  25,898     20%
Real estate - mortgages                   18,985     13%                  21,198     16%
Installment and other
 Consumer                                 10,817      7%                  10,828      8%
Other                                        252      0%                     408      0%
                                        --------    ---                 --------    ---

                                         147,463    100%                 133,217    100%
Less allowance for loan losses            (2,932)                         (2,543)
                                        --------                        --------
                                        $144,531                        $130,674
                                        ========                        ========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

A provision for loan losses is charged to operations based on management's evaluation of potential losses in the loan portfolio. Such evaluation includes a review of all loans on which full collectibility may not be reasonably assured and considers, among other matters, management's estimate of the fair value of the underlying collateral on specific loans, inherent losses in the loan portfolio, and prevailing and anticipated economic conditions.

Activity in the allowance for loan losses for the nine months ended September 30, 1996 and September 30, 1995 follows:


                                     September 30, 1996  September 30, 1995
                                     ------------------  ------------------
            Balance, January 1            $2,543,408       $1,688,805
            Provision charged to expense     495,000          570,000
            Net charge-offs                 (106,147)        (141,580)
                                          ----------       ----------

            Balance, September 30         $2,932,261       $2,117,225
                                          ==========       ==========


NOTE 4 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.

NOTE 5 - NET INCOME PER SHARE

The Company is required to calculate net income per share based on the "modified treasury stock" method. Under this method, net income and weighted average shares are adjusted for the effects of assumed exercise of common stock equivalents. The number of shares used to compute primary and fully diluted earnings per share for the three months and nine months ended September 30, 1996 was 4,318,769 and 4,365,566, respectively. The number of shares used to compute primary and fully diluted earnings per share for the three months and nine months ended September 30, 1995 was 4,186,717.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121") requires that an impairment of long-lived assets be recognized if the future cash flows expected from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The Company adopted SFAS 121 in 1996 with no material impact on the Company.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board during 1995 and is effective for the Company in 1996. SFAS 123 requires the Company to disclose fair value information about stock-based employee compensation plans for periods beginning after January 1, 1995.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 1996 and 1995. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's net income for the third quarter of 1996 was $895,605, a 15.1% increase compared to net income of $778,169 for the same period in 1995. Earnings per share was $.21 in the third quarter of 1996 compared to $.19 for the same period in 1995. Net income for the nine months ended September 30, 1996 was $2,583,458 compared to $2,331,178 for the same period of 1995, a 10.8%
increase. The increase in net income in the third quarter of 1996 compared to the same period in 1995 was primarily the result of an increase in net interest income of $330,441, or 12.7%, and a $45,000 reduction in the provision for loan losses compared to the third quarter of 1995. These changes were offset by a decrease of $37,894, or 11.5%, in non-interest income, and an increase of $204,271, or 14.0%, in non-interest expense. The growth in net income for the nine month period ended September 30, 1996 over the corresponding period in 1995 resulted primarily from an increase of $530,859, or 6.8%, in net interest income, and a decrease of $75,000, or 13.2%, in the provision for loan losses, offset by a decrease of $341,685, or 26.7%, in non-interest income and an increase of $37,317, or 0.8%, in non-interest expenses.

Return on average equity for the three months and nine months ended September 30, 1996 was 14.10% and 14.01% on average equity of $25,409,000 and
$24,581,737, respectively, as compared to 14.14% and 14.79% on average equity of $22,016,843 and $21,011,620, respectively, for the same periods in 1995. Return on average assets for the three months and nine months ended September 30, 1996 was 1.56% and 1.63% on average assets of $229,215,612 and $211,459,249 respectively as compared to 1.58% and 1.66% on average assets of $197,188,100 and $187,552,497 for the same periods in 1995.

Total assets at September 30, 1996 were $235,619,944, a 14.8% increase from $205,250,205 at December 31, 1995. Total average assets for the first nine months of 1996 were $211,459,000, up $23,906,503, or 12.7% from the same period in 1995. Average loans for the first nine months of 1996 were $136,438,000, up $13,834,000, or 11.3% over the same period in 1995. The loan growth was funded by increased average deposits, up $17,021,000, or 10.7%.

Net interest income for the third quarter of 1996 increased $330,441 or 12.7% over the third quarter of 1995. Net interest income for the nine months ended September 30, 1996 increased $530,859 or 6.8% over the same period in 1995. The net interest margin for the three months and nine months ended September 30, 1996 was 5.84% and 5.80% respectively on average total earning assets of $229,216,000 and $211,459,000, respectively. For the same periods in 1995, the net interest margin was 5.80% and 6.07% respectively on average earning assets of $179,187,534 and $171,110,136. The increase in net interest income reflects growth in earning assets in 1996 over 1995, partly offset by lower yields on earning assets.

The provision for loan losses for the third quarter of 1996 was $165,000 compared to $210,000 in the third quarter of 1995. The provision for loan losses for the first nine months of 1996 was $495,000 compared to $570,000 for the same period in 1995. The allowance for loan losses at September 30, 1996 was $2,932,261 compared to $2,543,408 at December 31, 1995. At September 30, 1996 and December 31, 1995, the allowance for loan losses was 1.99% and 1.91% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses are based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the nine months ended September 30, 1996, charged-off loans totaled $106,147, net of recoveries, or 0.07% of total loans outstanding. This compares to $141,580 or 0.11% through the nine months ended September 30, 1995. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 1.12% at September 30, 1996 compared to .97% at December 31, 1995 and .91% at September 30, 1995. Included in non-performing assets are four loan participations purchased by Mountain. As is customary in evaluating participation loan agreements, Mountain had underwritten the creditworthiness of the underlying debtor. The original participating lender defaulted on its obligation to a large regional Southeastern bank which has now stated it does not consider Mountain a participant. While Mountain disputes this assertion, two of the underlying debtors repaid their loans in 1995 and a third repaid in February 1996 without any proceeds being paid to Mountain. The remaining debtor is in negotiations with the lender for the liquidation of its debt. Mountain has filed suit against the lender (original and successor) for payment of its portion of these payoffs.

At September 30, 1996, the Company owned three foreclosed residential properties carried in other real estate owned totaling $248,667. As of December 31, 1995, the company owned seven such properties carried at $718,673. Since that date, four properties were sold at a net gain of $9,714, and no real estate has been foreclosed. The Company does not anticipate any material loss on the sale of the remaining properties.

At September 30, 1996, the Company had $9,033,109 in short-term borrowings compared to $4,497,555 at year ended December 31, 1995. Short-term borrowings consist mainly of repurchase agreements with customers. Long-term debt at September 30, 1996 was $3,130,267 compared to $2,483,716 at year end December 31, 1995. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta for the purpose of match funding loans. Charter entered into one new advance in July, 1996 in the amount of $792,000, maturing in 1999.

Non-interest income decreased $37,894 or 11.5% during the third quarter of 1996 compared to the same period in 1995, and decreased $341,685, or 26.7%, for the first nine months of 1996 compared to the same period in 1995. Management decided in late 1995 to discontinue selling SBA loans originated by the Company and instead to hold the loans in the loan portfolio. This change resulted in a decrease of $44,186, or 98.1%, in gains on sale of SBA loans in the third quarter of 1996, compared to the comparable period in 1995, and a decrease of $203,256, or 98.8%, for the first nine months of 1996 over 1995. Other income decreased $247,357 for the first nine months of 1996, compared to the same period in 1995, because the Company realized a one-time gain of $347,522 on the sale of publicly traded stock in the second quarter of 1995. These declines were offset by higher service charges on deposits, up $6,492, or 3.3%, in the third quarter of 1996 compared to 1995, and up $54,996, or 10.5%, for the first nine months of 1996 compared to 1995. The Company sold investment securities available for sale in the second quarter of 1995, incurring a loss of $59,788. No securities were sold in the first nine months of 1996.

Non-interest expense increased $204,271, or 14.0%, for the quarter ended September 30, 1996 as compared to the same period in 1995. Occupancy and equipment expense increased $47,576, or 24.2%, in the third quarter of 1996 compared to the same period in 1995 partly resulting from Mountain opening a new combined branch bank/operations center in April, 1996. Legal expense increased $38,000, or 102.7%, for the third quarter of 1996 compared to the same period in 1995, the result of Mountain's lawsuit discussed above involving its nonperforming participation loans. Salaries and other personnel expenses increased $86,987, or 11.4%, and other operating expenses increased $17,646, or 4.4%, in the third quarter of 1996 compared to 1995, reflecting continued growth.

Non-interest expense for the nine months ended September 30, 1996 increased $37,317, or 0.8%, over the same period in 1995. Salaries and other personnel expenses increased $263,426, or 11.8%, as a result of continued growth. Occupancy and equipment expense increased $107,861, or 18.3%, in the first nine months of 1996 compared to the same period in 1995, for the reason explained in the preceding paragraph. Legal expense decreased $119,750, or 41.2%, for the first nine months of 1996 compared to the same period in 1995 due to expenses incurred in 1995 related to settlement costs of three lawsuits. This decrease was partly offset by expenses of the 1996 lawsuit discussed above FDIC assessment fees paid in the nine months ended September 30, 1996 were $149,887 less than the same period in 1995, as the result of the FDIC eliminating the deposit based assessment fee upon the full funding of the Bank Insurance Fund in 1995. Other operating expenses decreased $54,574, or 4.4%, in the third quarter of 1996 compared to 1995, as management continues to control operating expenses.
                                     -8-

CAPITAL ADEQUACY


Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1996 the Company's tier I risk-based capital ratio was 15.22% and total risk-based capital ratio was 16.55%, compared to 14.53% and 16.08% at year-ended December 31, 1995, respectively. At September 30, 1996, the Company's leverage ratio was 12.93% compared to 11.79% at December 31, 1995.

LIQUIDITY


The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Part II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibit 27 - Financial Data Schedule (SEC use only)

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MERIT HOLDING CORPORATION



Date: November 8, 1996              J. Randall Carroll
      ----------------              --------------------------------------------
                                    J. Randall Carroll
                                    Chairman and Chief Executive Officer





Date: November 8, 1996              Ronald H. Francis
      -----------------             --------------------------------------------
                                    Ronald H. Francis
                                    President and Chief Financial Officer
                                    (principal financial and accounting officer)