Form 10KSB
period 1996-12-31
MERIT HOLDING CORP /GA
filed 1997-03-20
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-KSB

                            -----------------------

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1996

                       ---------------------------------

                          Commission File No. 0-25938

                           MERIT HOLDING CORPORATION

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-1934011)
                               5100 LaVista Road
                                  P.O. Box 49
                           Tucker, Georgia 30085-0049
                                 (404) 491-8808

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:
                                      NONE
                            -----------------------
                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:
                         Common Stock, $2.50 Par Value
                         -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----
Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its last fiscal year were $18,924,164.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (3,077,372 shares) on March 5, 1997 was approximately $36,159,180. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 5, 1997: 3,713,233 shares of $2.50 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 9 of Part III, which information is included in Part I,
Item 1.

                                     PART I


ITEM 1.  BUSINESS.

     Merit Holding Corporation (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Mountain National Bank, Tucker, Georgia ("Mountain") and Charter Bank and Trust Co., Marietta, Georgia ("Charter") (collectively, the "Banks"). The Company was incorporated under the laws of the State of Georgia on November 27, 1990 to effect the reorganization of Mountain into a one-bank holding company structure, thereby providing a mechanism to enhance that bank's ability to serve its future customers' requirements for financial services. The shareholders of Mountain approved the reorganization on May 7, 1991 and the reorganization was consummated on May 24, 1991. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. On December 30, 1994, the Company completed the acquisition of 100% of the outstanding shares of common stock of Charter following the approval of such transaction by Charter's shareholders.

     Mountain commenced business operations on August 2, 1988 in a permanent facility located at 5100 LaVista Road in Tucker, Georgia. The property consists of a two-story brick building of approximately 14,000 square feet, which is constructed on 1.877 acres of land owned by Mountain. Improvements include a three-lane drive through teller installation, an exterior automated teller machine, as well as vault and safe deposit facilities. Certain bookkeeping, accounting and personnel functions of the Company and Mountain are conducted out of a leased 7,551 square foot facility in Stone Mountain, Georgia. From this location, Mountain operates separately a branch banking office and its real estate lending activities.

     On September 25, 1993, the Company acquired the charter and assets, and assumed the liabilities of, Button Gwinnett National Bank in Gwinnett County, Georgia. Concurrently with such acquisition, the Company merged Button Gwinnett National Bank into Mountain National Bank and opened a branch office of Mountain at 1200 Rockbridge Road in Norcross, Georgia, approximately 5 miles from Mountain's main office.

     Charter commenced business operations on February 3, 1989 and in October 1989 moved into its present 18,460 square foot facility located at 269 Roswell Street in Marietta, Georgia. In October 1994, Charter opened a branch office at 3100 Cumberland Circle in the Cumberland/Galleria area of Atlanta. On November 18, 1996, Charter opened an additional branch office in a 3,700 square foot facility owned by Charter on Powers Ferry Road in Marietta.

     Both Mountain and Charter are full service commercial banks, without trust powers. Each operates as a locally owned community bank that targets primarily the commercial banking needs of individuals, professionals and small to medium sized businesses in their primary service areas, emphasizing personal service and banking services that focus on local needs.

     The Banks provide a wide range of commercial banking products and services. The Banks' services include interest bearing and non-interest bearing checking accounts, money market, savings and other time deposit accounts, including retirement accounts and certificates of deposit. Loan services include commercial and real estate loans, Small Business Administration loans, commercial and consumer lines of credit, letters of credit, home equity loans, mortgage loans and consumer/installment loans. In addition, the Banks provide such consumer services as traveler's checks, money orders, Cashier's checks, Series EE Bonds, bankcard services, safe deposit boxes, direct deposit services, wire transfer services, and membership in a nationwide automated teller machine network.

MARKET AREA AND COMPETITION

       The primary service area for Mountain consists of DeKalb, Gwinnett and North Fulton counties in the Atlanta metropolitan area.

       The primary service area for Charter consists of approximately 110 square miles in central and west central Cobb County, Georgia in the metropolitan Atlanta area. Charter is located in the City of Marietta, the county seat of Cobb County.

         There are many banking offices and savings and loan associations within the primary service areas of the Banks. Most of these offices are affiliated with major regional bank holding companies. Many of the major commercial banks in the Company's service areas or their affiliates offer services such as international banking and investment and trust services which are not offered directly by the Banks. Such competitors, because of their capitalization, also have substantially higher lending limits than the Banks and are better able to absorb risk. In addition, the larger competitors of the Banks have the ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand.

       The Banks also compete for deposits, loans and other business with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which continue to invade the traditional banking markets. Recent legislation, regulatory changes by the primary regulators of the various types of financial institutions and competition from unregulated entities have eliminated many traditional distinctions between commercial banks, thrifts and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. It is anticipated that additional competition will continue from new entrants to the market.

DEPOSITS

       The Banks offer a full range of interest bearing and non-interest bearing deposit accounts, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market checking accounts, individual retirement accounts, regular statement savings accounts and certificates of deposit. The sources of deposits are residents, businesses and employees of businesses within the Banks' market areas, obtained through the personal solicitation of the Banks' officers and directors, direct mail solicitation and advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Banks have implemented service charge fee schedules competitive with other financial institutions in their market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

LOAN PORTFOLIO

       The Banks engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans, and concentrate their lending efforts on small to medium sized businesses, professionals and individuals. As of December 31, 1996, Mountain's loan portfolio consisted of 54% commercial loans, 41% real estate loans and 5% consumer/installment loans, and Charter's loan portfolio consisted of 60% commercial loans, 26% real estate loans and 14% consumer/installment loans.

       Commercial lending is directed principally toward businesses whose demands for funds fall within the Banks' legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Such loans include short-term lines of credit, medium-term plant and equipment loans, medium-term land acquisition and development loans, construction loans and letters of credit.

       The Banks' consumer loans consist of secured and unsecured personal term loans, revolving lines of credit, home improvement loans, home equity loans and medium-term mortgage loans. The Banks also offer credit card services through a third party processor at substantially no risk to the Banks. Additionally, the Banks assist customers with residential construction lending as well as Small Business Loans as approved SBA lenders.

       Generally loans are made to businesses, secured and unsecured, for purposes of inventory, accounts receivable, equipment financing or business expansion, and may be either term loans or revolving lines of credit; loans to consumers are secured and unsecured, for purposes of financing automobiles, boats, home improvements, education, credit consolidation or to meet other personal financial needs; and loans for purposes related to real estate are made for residential construction, improved or unimproved real estate.

       The following loans are considered to be undesirable and are avoided by the Banks: loans to parties with questionable honesty or integrity; loans secured by stock in a closely held corporation with no market value; loans enabling a borrower to speculate on commodities or futures markets; capital loans for business where the repayment source is the liquidation of the business or borrowing from another source; loans to a business or consumer that has previously declared bankruptcy; "floor plan" loans; and loans secured by luxury goods, such as jewelry, furs or coins. Each loan request is reviewed to determine its validity and whether it meets the credit criteria of the Banks. Exceptions to loan policy must be approved by the appropriate officer or the appropriate loan committee of the respective Banks.

       The Banks' Loan Committees are authorized to approve loans up to 15% of capital for Mountain (as of December 31, 1996, $2,266,107) and, for Charter, 15% of capital for unsecured loans and 25% of capital for secured loans ($1,669,558 and $2,782,596, respectively). Loans exceeding $250,000 must be approved or ratified by the respective Loan Committee and reported to the Board of Directors on a monthly basis. See "Supervision and Regulation."

       Individual lending officers are provided authorized lending authorities. Loans in excess of these limits must be approved by the Loan Committee. Loans approved by loan officers pursuant to their individual lending authority must be made in accordance with the loan policy. All loans in the aggregate are considered when determining the individual loan officers' limits.

       The Banks originate loans and participate with other banks with respect to loans which exceed the lending limits imposed by the Banks' internal lending policies or regulatory provisions. Management does not believe that loan participations necessarily pose any greater risk of loss than loans which the Banks originate. See "-- Correspondent Banking."

ASSET/LIABILITY MANAGEMENT

       It is the objective of the Banks to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. An Assets and Liabilities Management Committee (ALCO) is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of each Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

       The Banks' asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to each Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Banks' earnings.

CORRESPONDENT BANKING

       Correspondent banking involves the provision of services by one bank to another bank which elects not to or cannot provide that service for itself from an economic or practical standpoint. The Banks utilize correspondent services, including check collections, purchase or sale of Federal funds, security safekeeping, investment consulting or sales services and coin and currency supplies. The Banks have established loan participations with other federally insured financial institutions as well as privately owned companies. These loan participations may be for overline or liquidity purposes or for loans whose amounts exceed the Banks' legal lending limits. At December 31, 1996, Mountain had $996,600 in participations sold ($596,600 of which consisted of participations sold to Charter) and Charter had $2,837,909 in participations sold ($392,499 of which consisted of participations sold to Mountain).

       Mountain has established correspondent relationships with NationsBank, N.A. (South) and The Bankers' Bank, all of Atlanta, Georgia and Columbus Bank and Trust of Columbus, Georgia. Charter has established correspondent relationships with NationsBank, N.A. (South) The Bankers Bank, SunTrust Bank, N.A. and Wachovia Bank of Georgia, N.A., all of Atlanta, Georgia, Columbus Bank and Trust of Columbus, Georgia and Centura Bank of Rocky Mount, North Carolina. The Banks maintain certain balances with such correspondents. In addition, both Banks are members of the Federal Home Loan Bank of Atlanta.


DATA PROCESSING

       Mountain has a data processing servicing agreement with ProVesa, Inc. of Thomson, Georgia and Charter has a data processing servicing agreement with FiServe of Atlanta, Georgia. These servicing agreements provide for the Banks to receive a full range of data processing services through remote data line transmission, including a fully integrated deposit, loan and general ledger system. Payments for the services are fee-based dependent on the type, kind and volume of data processing services provided.

FACILITIES

       The main office of both the Company and Mountain is located at 5100 LaVista Road in Tucker, Georgia. The property consists of a two-story brick building of approximately 14,000 square feet, which is constructed on 1.877 acres of land owned by Mountain. Improvements include a three-lane drive through teller installation, a drive-up night depository, an exterior automated teller machine, as well as vault and safe deposit facilities.

       Mountain's Norcross branch is located at 1200 Rockbridge Road in Norcross, Georgia, approximately five miles from Mountain's main office. The branch office consists of a one-story brick building of approximately 4,000 square feet, constructed on 0.795 acres of land owned by Mountain. Improvements include a three-lane drive-up window, drive-up night depository, automated teller machine, as well as vault and safe deposit facilities.

       Mountain has opened a 7,551 square foot leased facility located at 2300 West Park Place in Stone Mountain, Georgia and has moved all bookkeeping, accounting, personnel, advertising and marketing functions from the main office in Tucker to this new facility. In addition, Mountain conducts its real estate construction lending activities from this facility and operates a branch bank from the facility as well.

       Charter's main office is located in an approximately 18,500 square foot building owned by Charter located at 269 Roswell Street in Marietta, Georgia. Improvements include a four-lane drive through teller installation, a drive-up night depository, a vault and safe deposit facility. Charter maintains an automated teller machine on leased property across the street from the main branch. Charter's Galleria branch is located in approximately 1,100 square feet of leased office space at 3100 Cumberland Circle, Suite 100, Atlanta, Georgia. Improvements at Charter's Galleria branch include a walk-up night depository. Charter's Powers Ferry branch is located in a 3,700 square foot facility owned by Charter at 1920 Powers Ferry Road in Marietta. Improvements include a three lane drive-up window, drive-up automated teller machine, drive-up night depository and vault and safe deposit facilities.

EXECUTIVE OFFICERS

       The executive officers of the Company are as follows:

                  NAME                            POSITION
                  ----                            --------
            J. Randall Carroll                    Chairman of the Board, and
                                                  Chief Executive Officer

            Ronald H. Francis                     President and Chief Financial
                                                  Officer

            J. RANDALL CARROLL, age 51, has served as President and Chief Executive Officer of the Company and Mountain since November 1990 and June 1988, respectively. He relinquished the title of President of the Company upon the Company's acquisition of Charter on December 30, 1994, although he remains president of Mountain. Mr. Carroll was involved in the organization of Mountain from June 1987 to August 1988, at which time Mountain opened for business. From August 1972 until February 1987, Mr. Carroll was employed in various management positions with National Bank of Georgia. Prior to leaving National Bank of Georgia, Mr. Carroll was Senior Vice President in charge of Branch Administration.

            RONALD H. FRANCIS, age 53, has served as President, Chief Executive Officer and a director of Charter since 1989. He became president of the Company upon the Company's acquisition of Charter on December 30, 1994. Prior to joining Charter, Mr. Francis served as Vice Chairman and President of the Chattahoochee Bank and as President of Chattahoochee Bancorp. Inc.


EMPLOYEES

            As of December 31, 1996, Mountain employed 51 persons on a full-time equivalent basis, including 18 officers and Charter employed 48 persons on a full-time equivalent basis, including 16 officers. Each Bank considers its employee relations to be good, and will hire additional personnel as needed.

MONETARY POLICIES

            The results of operations of the Banks and, thus, of the Company, are affected by credit policies of monetary authorities, particularly the Federal Reserve Board (even though Charter is not a member of the Federal Reserve System). The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against the deposits of member banks and other depository institutions (including Charter) and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

SUPERVISION AND REGULATION

            The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Banks are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller") with respect to Mountain, the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

            The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

            Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 9, 1995, such that Merit and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has recently adopted an interstate banking statute that, beginning on June 1, 1997, removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.


            A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

            The Company is also regulated by the Georgia Banking Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition.

            As a national bank, Mountain is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger, consolidation or sale of assets. The Georgia Legislature has adopted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. The new law permits a Georgia bank to establish three new or additional branch banks, de novo, in any county within the State of Georgia, in addition to establishing branch offices or facilities in adjacent counties and by merger or consolidation. Moreover, beginning on July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

            Mountain is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, Mountain, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

            Loans and extensions of credit by national banks, such as Mountain, are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

            As a state-chartered bank, most of Charter's operations are regulated and examined by the Georgia Banking Department and the FDIC, including reserves for loan losses and other contingencies, loans, investments, borrowings, deposits, mergers, issuances of securities, payments of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, consolidation or corporate reorganization, and maintenance of books and records. The Georgia Banking Department imposes legal lending limitations on state-chartered banks. Under these rules, state-chartered banks may grant unsecured loans in an amount up to 15% of capital and fully secured loans up to 25% of capital to any one person.
Charter is required by the Georgia Banking Department to prepare reports on its financial condition and to conduct an annual internal audit of its financial affairs, in compliance with minimum standards and procedures prescribed by the Georgia Banking Department. Reports of Charter's auditors must be filed with the Georgia Banking Department within 45 days after Charter's receipt of any such report.

            The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, color, religion or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of the Banks are also subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

            The Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal regulator, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The FDIC's assessment of a bank's record is made available to the public. Further, such assessment is required of any bank that has applied, among other things, to establish a new branch office that will accept deposits, to relocate an existing office, or to merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution.

            Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board, the Comptroller (with respect to Mountain) and the FDIC (with respect to Charter). In 1989, each of those agencies issued new risk-based capital guidelines for bank holding companies and banks which made regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The risk capital guidelines of the Comptroller and the FDIC apply directly to national banks and insured state-chartered banks which are not members of the Federal Reserve System, respectively, regardless of whether they are a subsidiary of a bank holding company. Each agency's requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner- occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. The Federal Reserve Board, the Comptroller and the FDIC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under the Federal Reserve

Board and Comptroller rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. At December 31, 1996, capital ratios for the Company and the Banks were as follows:

                                                                                                          Regulatory
                                                         Company         Mountain            Charter        Minimum
                                                         -------         --------            -------        -------
 Total Risk-Based Capital  . . . . . . . . . . .          15.9%            16.7%              14.1%           8.0%

 Tier 1 Risk-Based Capital . . . . . . . . . . .          14.7%            15.4%              12.8%           4.0%

 Leverage Ratios . . . . . . . . . . . . . . . .          11.3%            12.5%               9.5%           3.0%

            Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

            The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board and the Comptroller. The FDIC rule also establishes a minimum leverage ratio of 3%, but provides that FDIC-regulated banks that do not receive a CAMEL-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that institutions operating with Tier 1 capital of 2% of total assets or less would be determined to be operating in an unsafe and unsound manner and would be subject to enforcement action by the FDIC.

            The Comptroller amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to treatment of purchased mortgage servicing rights ("PMSRs") and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as PMSRs are retained as a part of Tier 1 capital. The Comptroller currently maintains that only PMSRs and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

            In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

            The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

            The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act did not change any of the minimum capital requirements, it directed each of the federal banking agencies to issue regulations implementing the monitoring plan. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

            As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

            The Act also provides that banks have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

            Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

            In response to the directive issued under the Act, the regulators have issued regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                               Total Risk -              Tier 1 Risk -            Tier 1
                                               Based Capital             Based Capital           Leverage
                                                   Ratio                     Ratio                 Ratio
                                              ---------------           ---------------          ---------
Well capitalized(1)                                 10%                       6%                    5%

Adequately Capitalized(1)                           8%                        4%                    4% (2)

Undercapitalized(3)                               < 8%                      < 4%                  < 4% (4)

Significantly Undercapitalized(3)                 < 6%                      < 3%                  < 3%

Critically Undercapitalized                         -                         -                   < 2%
---------------------------

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

       As a national bank, Mountain is subject to examination and review by the Comptroller. This examination is typically completed on-site at least annually and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

       As a state-chartered bank, Charter is subject to the supervision of the Georgia Banking Department and the FDIC. In addition, the Banks, as subsidiaries of the Company, are subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

       As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

       The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

                    SELECTED QUARTERLY OPERATING RESULTS
             (Dollars in Thousands Except Per-share Information)


                                              1996 Quarters                                 1995 Quarters
                                --------------------------------------------------------------------------------------
                                 Fourth     Third      Second     First        Fourth     Third      Second     First
                                --------------------------------------------------------------------------------------
Income from earning assets      $ 4,795    $ 4,580    $ 4,229    $ 4,052      $ 4,192    $ 4,089    $ 4,036    $ 3,742
Net interest income
      (taxable-equivalent)        3,164      2,941      2,756      2,662        2,687      2,604      2,661      2,542
Net interest income               3,152      2,930      2,743      2,651        2,687      2,599      2,652      2,542
Provision for credit losses         150        165        165        165          484        210        210        150
Securities gains (losses)                                                                                          (60)
Noninterest income                  330        293        362        283          361        331        692        317
Other real estate
      owned expense                  11         18          6         18           44         23         11         72
Other noninterest expense         1,882      1,642      1,586      1,469        1,427      1,433      1,553      1,610
Income before taxes               1,439      1,398      1,348      1,281        1,094      1,265      1,509      1,026
Net income                          919        896        863        825          675        778        928        625
Earnings per
      common share                  .21        .21        .20        .19          .13        .19        .22        .16
Dividends per
      common share                  .04

                                              1996 Quarters                                 1995 Quarters
                                --------------------------------------------------------------------------------------
                                 Fourth     Third      Second     First        Fourth     Third      Second     First
                                --------------------------------------------------------------------------------------
Market price per share                                                                              June 27th to
      of common stock                                                                                 June 30th

          High for the period   $ 12      $ 10 3/4   $ 10 1/2   $ 10 1/2     $ 10 1/2    $  9 1/4   $  9 1/2   $   N/A
          Low for the period      10 1/2     9          9          9 1/2        8 1/2       7          7           N/A
          Closing price           12        10 1/2      9 1/2      9 1/2       10 1/4       8 1/2      7 1/4       N/A

                       SELECTED STATISTICAL INFORMATION

 The following tables set forth certain consolidated statistical information regarding the Company and its subsidiaries. The information should be read in conjunction with the consolidated financial statements and related notes of the
                                   Company.


Average Balances and interest Rates
Year Ended
($ thousands)

                                         December 31, 1996                December 31, 1995               December 31, 1994
                                   -----------------------------------------------------------------------------------------------
                                     Average   Income/  Yields/       Average   Income/  Yields/       Average   Income/  Yields/
                                     Balances  Expense   Rates        Balances  Expense   Rates        Balances  Expense   Rates
Assets:
  Loans (1) (2)                    $ 139,728 $ 14,166    10.14%     $ 123,845 $ 13,018    10.51%     $ 104,102 $  9,499     9.12%
  Investment securities
        Taxable                       41,957    2,686     6.40%        33,863    2,129     6.29%        33,757    1,905     5.64%
        Tax-exempt (2)                   812       66     8.13%           744       55     7.39%           645       54     8.37%
                                   --------- --------    -----      --------- --------    -----      --------- --------     ----
                                      42,769    2,752     6.43%        34,607    2,184     6.31%        34,402    1,959     5.69%
  Federal funds sold                  14,556      776     5.33%        14,273      842     5.90%         9,479      407     4.29%
  Deposits in other banks                167       10     5.99%           454       29     6.39%           442       17     3.85%
                                   --------- --------    -----      --------- --------    -----      --------- --------     ----
        Total earning assets         197,220   17,704     8.98%       173,179   16,073     9.28%       148,425   11,882     8.01%

Other assets                          20,294                           18,051                           14,682
                                   ---------                        ---------                        ---------
        Total assets               $ 217,514                        $ 191,230                        $ 163,107
                                   ---------                        ---------                        ---------

Liabilities and Stockholders'
       Equity
  Interest-bearing deposits
    Now accounts                   $  26,944 $    724     2.69%     $  24,814 $    715     2.88%     $  24,199 $    605     2.50%
    Money market accounts             33,511    1,070     3.19%        32,038    1,076     3.36%        28,839      801     2.78%
    Savings                            3,715       97     2.61%         4,157      119     2.86%         4,746      135     2.84%
   Time, $100,000 and over            21,917    1,181     5.39%        18,120    1,026     5.66%        14,583      645     4.42%
    Other time                        46,604    2,659     5.71%        41,344    2,351     5.69%        33,669    1,582     4.70%
                                   --------- --------    -----      --------- --------    -----      --------- --------     ----
                                     132,691    5,731     4.32%       120,473    5,287     4.39%       106,036    3,768     3.55%

  Long-term debt                       2,915      197     6.76%         2,688      174     6.47%         2,088      138     6.60%
  Short-term borrowings                6,381      253     3.96%         2,964      118     3.98%         1,845       53     2.84%
                                   --------- --------    -----      --------- --------    -----      --------- --------     ----
        Total interest-bearing
                       liabilities   141,987    6,181     4.35%       126,125    5,579     4.42%       109,969    3,959     3.60%

  Noninterest-bearing
       deposits                       48,237                           41,680                           33,206
  Other liabilities                    2,222                            1,893                            1,272
  Stockholders' equity                25,068                           21,532                           18,660
                                   ---------                        ---------                        ---------
        Total liabilities and
              stockholders' equity $ 217,514                        $ 191,230                        $ 163,107
                                   ---------                        ---------                        ---------
  Spread on interest-bearing funds                        4.63%                            4.86%                            4.41%
                                                         -----                            -----                             ----
  Net interest income                        $ 11,523                         $ 10,494                         $  7,923
                                             --------                         --------                         --------
  Net interest margin                                     5.84%                            6.06%                            5.34%
                                                         -----                            -----                             ----


(1) Interest income includes loan fees of $496,845, $541,096 and $441,947 in 1996, 1995, and 1994 respectively. Non-accrual loans ($1,427,361, $612,855 and $477,095 in 1996, 1995 and 1994, respectively) are included in the average balances and interest income on such loans is recognized on a cash basis.

(2) Interest income includes the effects of taxable equivalent adjustments using the Federal income tax rate of 34% for 1995 and 1994, 1996 also includes an adjustment for the State tax of approximately 4%.

                       NET INTEREST INCOME ANALYSIS (1)



                                   1996 compared to 1995           1995 compared to 1994           1994 compared to 1993
                                Increase (decrease) due to      Increase (decrease) due to      Increase (decrease) due to
                                  Volume    Rate     Total        Volume    Rate     Total        Volume    Rate     Total
                                --------------------------      --------------------------      --------------------------
($ thousands)

Interest income:
  Loans (1)                     $  1,669 $   (521) $ 1,148      $  1,801 $  1,718 $  3,519      $  1,680 $    800 $  2,480

  Investment securities
        Taxable                      509       48      557             6      218      224           325     (127)     198
        Tax-exempt (2)                 5        6       11             8       (7)       1             0       (1)      (1)
                                -------- --------  -------      -------- -------- --------      -------- -------- --------
                                     514       54      568            14      211      225           325     (128)     197
  Federal funds sold                  17      (83)     (66)          206      229      435             7      121      128
  Deposits in other banks            (18)      (1)     (19)            0       12       12             3       (4)      (1)
                                -------- --------  -------      -------- -------- --------      -------- -------- --------

        Total interest  income     2,182     (551)   1,631         2,021    2,170    4,191         2,015      789    2,804
                                -------- --------  -------      -------- -------- --------      -------- -------- --------

Interest expense:
        Deposits
    Now accounts                      61      (52)       9            15       95      110            92        5       97
    Money market accounts             50      (56)      (6)           89      186      275            93       18      111
    Savings                          (13)      (9)     (22)          (17)       1      (16)           55       (4)      51
   Time, $100,000 and over           215      (60)     155           156      225      381           (10)      43       33
    Other time                       299        9      308           360      409      769           204       (7)     197
                                -------- --------  -------      -------- -------- --------      -------- -------- --------
                                     612     (168)     444           603      916    1,519           434       55      489

Long-term debt                        15        8       23            36        0       36           125        2      127
Short-term borrowings                135       (1)     151            32       33       65            34       (5)      29
                                -------- --------  -------      -------- -------- --------      -------- -------- --------
                                     151        7      158            68       33      101           159       (3)     156


        Total interest expense       763     (161)     602           671      949    1,620           593       52      645

Net Change in Net
       Interest Income          $  1,419 $   (390) $ 1,029      $  1,350 $  1,221 $  2,571      $  1,422 $    737 $  2,159
                                -------- --------  -------      -------- -------- --------      -------- -------- --------


(1) As a result of the numerous and simultaneous volume and rate changes during any year, it is not possible to allocate the changes precisely between volume and rate. For purposes of this table, changes that are not solely due to volume changes or solely due to rate changes have been attributed to rates. In computing change in average volume and rate, the average balances of non-accrual loans are included in loan balances.

(2) Interest income includes the effects of taxable equivalent adjustments using a Federal tax rate of 34% 1993 - 1995 and a Federal tax rate of 34% plus a State tax effect of 4% in 1996.

                         RETURN ON EQUITY AND ASSETS


The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are as follows:

                                                      Years Ended December 31,
                                                        1996              1995              1994
                                                      --------          --------          --------
Percentage of net income to:

        Average stockholders' equity                   13.97%            13.96%             9.61%

        Average total assets                            1.61%             1.57%             1.10%

Percentage of average stockholders' equity
         to average total assets                       11.52%            11.26%            11.44%

                             INVESTMENT PORTFOLIO

The following table sets forth the carrying amounts of investment securities held to maturity at the dates indicated:

                                                           December 31,
                                              1996            1995            1994
                                           ------------------------------------------
   ($ thousands)

U.S. Treasury and Government agencies      $  1,000        $  1,000        $  1,000
States and political subdivisions               758             838             643
Mortgage backed securities                        0               0           9,789
                                           --------        --------        --------
                                           $  1,758        $  1,838        $ 11,432
                                           --------        --------        --------


Securities available for sale, at fair value are set forth as follows:

                                                           December 31,
                                              1996            1995            1994
                                           ------------------------------------------
   ($ thousands)

U.S. Treasury                              $ 14,047        $  7,566        $  4,354
U. S. Government Agencies                    22,447          20,442          13,765
Mortgage backed securities                    6,988           8,982           2,625
                                           --------        --------        --------
                                           $ 43,482        $ 36,990        $ 20,744
                                           --------        --------        --------


The following table sets forth the maturities of investment securities held to maturity and securities available for sale and the weighted average yields of such securities as of December 31, 1996 (1):


                                                     After One But    After Five But
                                       Within            Within           Within             Over
                                      One Year         Five Years        Ten Years         Ten Years
                                  Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Total
                                  ---------------   ---------------   ---------------   ---------------  ---------
U.S. Treasury and Government
      agencies                    $ 5,515    6.30%  $ 18,106   6.36%  $ 13,783   6.90%  $                $ 37,494
Mortgage backed
      securities                      163    5.34%     4,374   6.05%       406   4.81%    2,045    6.78%    6,988
States and political
      subdivisions (2)                263    9.35%                         422   8.35%      101    8.40%      758
                                  ---------------   ---------------   ---------------   ---------------  --------
                                  $ 5,913           $ 22,480          $ 14,701          $ 2,146          $ 45,240
                                  -------           --------          --------          -------          --------

(1) Investment securities available for sale are included in the above table according to maturity as follows:


                                                         Market Value                    Amortized Cost
                                                         ------------                    --------------
                  Within one year                         $  5,678                          $  5,658
                  After one but within five years           22,480                            22,353
                  After five but within ten years            3,279                            13,186
                  After ten years                            2,045                             2,021
                                                          --------                          --------
                                                          $ 43,482                          $ 43,218
                                                          --------                          --------


     By virtue of classification, these securities may be sold prior to maturity

The following table sets forth the maturities of investment securities held to maturity and securities available for sale and the weighted average yields of such securities as of December 31, 1995 (1):


                                                     After One But    After Five But
                                       Within            Within           Within             Over
                                      One Year         Five Years        Ten Years         Ten Years
                                  Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Total
                                  ---------------   ---------------   ---------------   ---------------  ----------
U.S. Treasury and Government
      agencies                    $  3,023   6.26%  $ 15,206   6.31%  $ 10,779   6.83%  $                 $ 29,008
Mortgage backed
      securities                                       4,073   6.28%     2,419   5.53%    2,490    7.15%     8,982
States and political
      subdivisions (2)                                   414   8.62%       424   7.45%                         838
                                  ---------------   ---------------   ---------------   ---------------   --------
                                  $  3,023   6.26%  $ 19,693   6.35%  $ 13,622   6.63%  $ 2,490    7.15%  $ 38,828
                                  --------          --------          --------          -------           --------

(1) Investment securities available for sale are included in the above table according to maturity as follows:


                                                              Market Value                    Amortized Cost
                                                              ------------                    --------------
                   Within one year                              $  3,023                        $  3,007
                   After one but within five years                19,279                          19,077
                   After five but within ten years                12,198                          12,001
                   After ten years                                 2,490                           2,494
                                                                --------                        --------
                                                                $ 36,990                        $ 36,579
                                                                --------                        --------


                   By virtue of classification, these securities may be sold prior to maturity

(2) Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis using a federal tax rate of 34%

                     INTEREST RATE SENSITIVITY ANALYSIS

The objectives of interest rate sensitivity management is to minimize the effect of interest rate changes on the net interest margin while maintaining net interest income at acceptable levels. The following table sets forth interest rate sensitivity using contractual payment schedules at December 31, 1996. The re-pricing dates, which may differ from maturity dates for various assets and liabilities, do not take into consideration external factors that might effect the sensitivity of assets and liabilities.

                                  Maturing or Re-pricing Within
                                  ----------------------------------------------------------------------------------
($ thousands)                         0-90             91-365              1-5             Over 5
                                      Days              Days              Years             Years             Total
                                  ----------------------------------------------------------------------------------
Earning assets:
    Investments                   $    8,494        $    7,463        $   22,480        $   16,003        $   54,440
    Loans                            116,715            12,024            27,667             4,282           160,688
                                  ----------        ----------        ----------        ----------        ----------
          Total                   $  125,209        $   19,487        $   50,147        $   20,285        $  215,128
                                  ----------        ----------        ----------        ----------        ----------

Interest-bearing liabilities (1)
    Long-term borrowing                                                    2,932               154             3,086
    Short-term borrowing               8,583             3,132                                                11,715
    Money market                      11,371            23,086                                                34,457
    NOW                               27,228                                                                  27,228
    Savings                            3,509                                                                   3,509
    Time, $100,000 and over           15,692             8,633             1,592                              25,917
    Other time                        11,432            21,537            11,221                              44,190
                                  ----------        ----------        ----------        ----------        ----------
                Total             $   77,815        $   56,388        $   15,745               154        $  150,102
                                  ----------        ----------        ----------        ----------        ----------

interest-sensitivity gap          $   47,394        $  (36,901)       $   34,402        $   20,131        $   65,026


Cumulative gap                    $   47,394        $   10,493        $   44,895        $   65,026


Percent of interest-sensitive
  assets to interest-sensitive
  liabilities                            161%               35%              319%            13172%              143%


Cumulative percent of
  interest-sensitive assets to
  interest-sensitive liabilities         161%              108%              130%              143%


Percent of cumulative gap to
  total earning assets                    22%                5%               21%               30%


Based on this gap analysis and assuming no change in the mix of earning assets or interest bearing liabilities, falling interest rates could reduce the net interest margin while rising rates could increase the net interest margin. The present gap position is within the range acceptable to management.

(1) The re-pricing/maturity assumptions for liabilities are based on the following schedule:

                                  ----------------------------------------------------------------------------------
                                      0-90             91-365              1-5             Over 5
                                      Days              Days              Years             Years             Total
                                  ----------------------------------------------------------------------------------
    Money market                       33%               67%                                                  100%
    NOW                               100%                                                                    100%
    Savings                           100%                                                                    100%
    Time, $100,000 and over            61%               33%                6%                                100%
    Other time                         26%               49%               25%                                100%

                                LOAN PORTFOLIO

Loans outstanding are presented in the accompanying table according to loan category:

                                                           December 31,

                                        1996       1995       1994       1993       1992
                                    ------------------------------------------------------
($ thousands)
Commercial                          $   91,125 $   74,885 $   64,134 $   50,124 $   32,235

Real estate - mortgage                  20,242     21,198     16,717     14,676     22,723

Real estate - construction
     and land development               34,407     25,898     23,785     18,005     13,266

Installment and other
     consumer                           14,686     10,828     12,169     11,085      6,283

Farmland                                   228        408        592        440        970
                                    ---------- ---------- ---------- ---------- ----------
                                    $  160,688 $  133,217 $  117,397 $   94,330 $   75,477
                                    ---------- ---------- ---------- ---------- ----------


The following table shows the amount of loans (excluding real estate - mortgage, installment and farmland) outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.


                                           December 31, 1996 Maturity Schedule
                                      --------------------------------------------
                                                   After One
                                         Within    But Within   After
($ thousands)                           One year   Five Years Five Years   Total
                                      --------------------------------------------
Commercial                            $   57,607 $   27,863 $    5,655 $    91,125
Real estate construction and
     land development                     28,862      5,545                 34,407
                                      ---------- ---------- ---------- -----------
                                      $   86,469 $   33,408 $    5,655 $   125,532
                                      ---------- ---------- ---------- -----------


                                               Interest Sensitivity
                                                   December 31,
                                                      1996
($ thousands)                          -----------------------------------
                                       Fixed Rate            Variable rate
                                       ----------            -------------
Due after one but within five years    $   20,614               $   12,794

Due after five years                        3,889                    1,766
                                       ----------               ----------
                                       $   24,503               $   14,560
                                       ----------               ----------

Maturity is based on contract terms. It is the Company's policy that loans unpaid at maturity may be renewed at management's discretion based upon the credit criteria, current market rates and terms.

Information regarding non-performing assets is presented below:

                                                                                     December 31,
                                                           1996           1995          1994           1993           1992
                                                        ---------      ---------      ---------      ---------      --------
($ thousands)

Loans on nonaccrual status                              $     753      $   1,298      $     180      $   1,043      $    952

loans past due over 90 days                                   456
                                                        ---------      ---------      ---------      ---------      --------
                      Total                             $   1,209      $   1,298      $     180      $   1,043      $    952
                                                        ---------      ---------      ---------      ---------      --------


For each of the years ended December 31, 1992 through 1995, there were no loans contractually past due 90 days and still accruing. There were no loans classified as doubtful, substandard or special mention that have not been disclosed in the above table, which represent or result from trends or uncertainties which management reasonably expects will materially impact future operational results, liquidity, or capital resources. Management is now aware of any other material credits about which information causes doubts as to the ability of such borrowers to comply with the loan repayment terms.


At December 31, 1996 non-performing loans were 0.75% of loans outstanding.

Information regarding foregone interest on non-accrual loans is presented below:





                                          1996          1995
                                         ------        ------

($ thousands)
Interest recognized                      $  103        $  148

Foregone interest                           158           130
                                         ------        ------

Interest income that would have
  been accrued at original terms         $  261        $  278
                                         ------        ------



Accruals on loans are discontinued when management believes, after consideration of economic and business conditions and collection effort, that collection of interest is doubtful. Additionally all loans contractually past due 90 days or more which are not in the process of collection and adequately secured are placed on nonaccrual status.


                          ALLOWANCE FOR LOAN LOSSES


The allocation of the Allowance for Loan Losses by loan category at the dates indicated is presented below with percentage of loans in each category to total loans:


                             1996              1995              1994              1993              1992
                        Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                        ----------------  ----------------  ----------------  ----------------  ----------------
($ thousands)
Commercial              $ 1,399   57%     $ 1,318   56%    $   839    55%     $   726   53%     $   570   44%

Real estate (1)             628   34%         742   36%        264    35%         166   35%         303   48%

Installment and
    other consumer          128    9%          86    8%        105    10%         155   12%          82    8%

Unallocated                 617    0%         397    0%        481     0%         326    0%         328    0%
                        ---------------   ---------------   ---------------   ---------------   ---------------
                        $ 2,772  100%     $ 2,543  100%    $ 1,689   100%     $ 1,373  100%     $ 1,283  100%


(1) Includes all loans secured in whole or part by real estate.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The Allowance for Loan Losses is maintained at a level considered by the Company to be adequate to provide for potential loan losses. the adequacy of the allowance and its related allocation is based on management's continuing evaluation of the loan portfolio under current economic conditions, past loan loss experience, underlying collateral value securing loans and such other factors which deserve recognition in estimating potential loan losses. Loans which are determined to be uncollectible are charged against the allowance. The provision for loan losses and recoveries are added to the allowance. See "Management's Discussion and Analysis of Operations and Financial Condition - Allowance for Loan Losses".


The following table summarizes activity in the Allowance for Loan Losses for the dates indicated:


                                                                     December 31,


                                                  1996       1995       1994       1993       1992
                                                --------   --------   --------   --------   --------
($ thousands)
Balance, beginning of period                    $  2,543   $  1,689   $  1,373   $  1,283   $    986
Loans charged-off:
         Commercial                                  455        210        274        398        365
         Real estate - construction                   30                               20
         Real estate - mortgage                      100         17         43         17        140
         Installment and other consumer               24          8         40         23          8
                                              ---------- ---------- ---------- ---------- ----------
                Total loans charged-off              579        265        357        458        513

Recoveries:
         Commercial                                  145         52         63         19          7
         Real estate - construction
         Real estate - mortgage                       17
         Installment and other consumer                1         13          6          1
                                              ---------- ---------- ---------- ---------- ----------
                                                     163         65         69         20          7

                Net loans charged-off                416        200        288        438        506

Provision for loan losses                            645      1,054        604        528        803
                                              ---------- ---------- ---------- ---------- ----------
Balance, end of period                        $    2,772 $    2,543 $    1,689 $    1,373 $    1,283
                                              ---------- ---------- ---------- ---------- ----------
Loans outstanding at end
             of period                        $  160,688 $  133,217 $  117,397 $   94,330 $   75,477

Ratio of allowance to loans
             outstanding at end of period           1.73%      1.91%      1.44%      1.46%      1.70%

Average loans outstanding
             during the period                $  139,728 $  123,845 $  104,102 $   84,331 $   66,754

Ratio of net charge-offs during the
             period to average loans
             outstanding                            0.30%      0.16%      0.28%      0.52%      0.76%


                                   DEPOSITS


The following table summarizes average daily balances of deposits and rates paid on such deposits for the periods indicated and the total weighted average rate paid on total deposits:

                                                             Years Ended December 31,
                                    ---------------------------------------------------------------------------
                                           1996                         1995                         1994
                                    Amount       Rate            Amount       Rate            Amount       Rate
                                    -----------------            -----------------            -----------------
($ thousands)
Demand deposits                     $   48,237                   $   41,680                   $   33,206
NOW accounts                            26,944     2.69%             24,814     2.88%             24,199     2.50%
Savings                                  3,715     2.61%              4,157     2.86%              4,746     2.84%
Money market accounts                   33,511     3.19%             32,038     3.36%             28,839     2.78%
Other time                              46,604     5.71%             41,344     5.69%             33,669     4.70%
Time, $100,000 and over                 21,917     5.39%             18,120     5.66%             14,583     4.42%
                                    ----------                   ----------                   ----------
                      Total         $  180,928     4.32%         $  162,153     4.39%         $  139,242     2.71%
                                    ----------                   ----------                   ----------



Maturities of time deposits of $100,000 and over are as follows:


                                             December 31,
                                    -----------------------------
                                        1996              1995
                                    -----------------------------
($ thousands)
Under 3 months                      $   15,692        $   10,533
3 to 6 months                            5,320             3,034
6 to 12 months                           3,313             3,095
Over 12 months                           1,592             1,905
                                    ----------        ----------
                      Total         $   25,917        $   18,567
                                    ----------        ----------

ITEM 2.  PROPERTIES.

       The main office of the Company and Mountain is located at 5100 LaVista Road in Tucker, Georgia. The property consists of a two-story brick building of approximately 14,000 square feet, which is constructed on 1.877 acres of land owned by Mountain. Improvements include a three-lane drive through teller installation, a drive-up night depository, an exterior automated teller machine, as well as vault and safe deposit facilities.

       Mountain's Norcross branch is located at 1200 Rockbridge Road in Norcross, Georgia, approximately five miles from Mountain's main office. The branch office consists of a one-story brick building of approximately 4,000 square feet, constructed on 0.795 acres of land owned by Mountain. Improvements include a three-lane drive through window, drive-up night depository, automated teller machine, as well as vault and safe deposit facilities.

               Mountain has opened a 7,551 square foot leased facility located at 2300 West Park Place in Stone Mountain, Georgia and has moved all bookkeeping, accounting, personnel, advertising and marketing functions from the main office in Tucker to this new facility. In addition, Mountain conducts its real estate construction lending activities from this facility and operates a branch bank from the facility as well.

       Charter's main office is located in an approximately 18,500 square foot building owned by Charter located at 269 Roswell Street in Marietta, Georgia. Improvements include a four-lane drive through teller installation, a drive-up night depository, a vault and safe deposit facility. Charter maintains an automated teller machine on leased property across the street from the main branch. Charter's Galleria branch is located in approximately 1,100 square feet of leased office space at 3100 Cumberland Circle, Suite 100, Atlanta, Georgia. Improvements at Charter's Galleria branch include a walk-up night depository. Charter's Powers Ferry branch is located in a 3,700 square foot facility owned by Charter at 1920 Powers Ferry Road in Marietta. Improvements include a three lane drive-up window, drive-up automated teller machine, drive-up night depository and vault and safe deposit facilities.

ITEM 3.  LEGAL PROCEEDINGS.

       There are no material pending legal proceedings to which the Company or either of the Banks is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol MRET. The following table sets forth, by fiscal quarter, the high and low bid price of the Common Stock reported by The Nasdaq Stock Market from June 27, 1995 (the first day of trading in the Company's Common Stock) through December 31, 1996:


 Fiscal Year Ended December 31, 1995                                        High Bid              Low Bid
 -----------------------------------                                        --------              -------
 Second Quarter (June 27, 1995 through June 30,
 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 9.50               $ 7.00

 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .                 9.25                 7.00

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .               $10.50               $ 8.50

 Fiscal Year Ended December 31, 1996
 -----------------------------------

 First Quarter . . . . . . . . . . . . . . . . . . . . . . . .               $10.50               $ 9.50

 Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .                10.50                 9.00

 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .                10.75                 9.00

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .               $12.00               $10.50


     As of March 5, 1997, Merit Common Stock was held of record by approximately 754 persons, representing approximately 1,500 beneficial holders. On December 9, 1996, the Company declared the first of what it intends to be a regular quarterly dividend of $.04 per share. The payment and amount of future dividends on the common stock will depend on the Banks' earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company, including the ability of the Banks to pay dividends to the Company, the amount of which is subject to regulatory limitations.

     Mountain is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital.
All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its share capital, unless there has been transferred to surplus not less than 1/10 of the bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

     The Comptroller maintains regulations concerning the level of allowable dividend payments by national banks. The intended effect of these regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles

(GAAP). In this regard, the allowance for loan and lease losses is not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the Comptroller's regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. Section 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. Section 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

       Charter is restricted in its ability to pay dividends under Georgia law and Georgia Banking Department regulations. Pursuant to regulations adopted by the Georgia Banking Department, a bank needs the approval of the Georgia Banking Department to pay cash dividends if at the time of such payment (1) total classified assets exceed 80% of the bank's equity capital (which includes the aggregate par value of all common stock, paid in surplus, retained earnings, capital reserves and reserves for loan losses), or (2) the aggregate amount of dividends to be paid or anticipated to be paid during the calendar year exceeds 50% of the net after-tax profits of the bank for the previous calendar year, or (3) the ratio of equity capital (as defined above) to adjusted total assets is less than six percent (6%).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion sets forth the major factors which affected the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements of the Company included herein.

OVERVIEW

       Net income for the year ended December 31, 1996 was $3,503,292, compared to $3,006,383 in 1995. Net income per common share was $.81 in 1996 compared to $.70 in 1995. The increase in 1996 net income resulted from a 9.5% increase in net interest income to $11,475,753, and a decrease of 38.8% in the provision for loan losses to $645,000, offset by a decrease of 25.5% in non-interest income to $1,267,781 and an increase of 6.4% in non-interest expense to $6,632,137.

       Total assets were $236,180,303 at December 31, 1996, 15.1% higher than total assets of $205,250,205 at the previous year end. Average assets for the year 1996 were $217,514,000, compared to average assets of $191,230,000 in 1995. This 13.7% increase in average assets was funded by an 11.6% increase, or $18,775,000, in average deposits over the prior year, and a 115.3% increase, or $3,417,000, in average short-term borrowings.

       Net income as a percentage of average total assets was 1.61% in 1996, compared to 1.57% in 1995, and net income as a percentage of average shareholders' equity was 13.97% in 1996 compared to 13.96% in 1995.


                              FINANCIAL CONDITION

EARNING ASSETS

       Average earning assets in 1996 were $197,220,000, 13.9% above the $173,179,000 average in 1995. Average total loans of $139,728,000 in 1996 and $123,845,000 in 1995 represented 70.8% and 71.5% of average earning assets for the respective years. The average total loan growth of 12.8% during 1996 was accomplished while maintaining quality underwriting standards. At December 31, 1996, commercial loans comprised 56.7% of outstanding loan balances versus 56.2% at the prior year-end. Real estate related loans, which include construction and land development, commercial owner occupied, commercial income producing and mortgages, represented 34.0% of outstanding balances versus 35.4% at December 31, 1995. Consumer and installment related loans represented 9.1% of the loan portfolio at December 31, 1996, versus 8.1% at the prior year-end. Most of the Company's business activity is with customers located within the Atlanta metropolitan area. The Banks' only concentration of credit is for real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate market. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

       Average total investment securities increased $8,162,000 to $42,769,000 or 23.6% above the 1995 average of $34,607,000. The investment securities portfolio represented 21.7% of average earning assets in 1996 and 20.0% in 1995. Proceeds from mortgage-backed securities repayments and from maturities of investment securities available-for-sale and held-to-maturity in 1996 were $6,191,000. There were no sales of securities in 1996. Proceeds from sales and maturities of the same categories of investment securities in 1995 were $15,439,000, with resulting net loss on sales of $59,788. As of December 31, 1996, $6,981,000 or 15.4% of the investment securities portfolio consisted of mortgage-backed securities whose maturities may be adversely affected by prepayments which tend to increase in a declining interest rate environment. Mortgage-backed securities represented 23.1% of the investment portfolio as of December 31, 1995.

       During 1995, the Company strategically evaluated the investment portfolios of its two subsidiary banks and determined that a repositioning of a portion of its securities portfolio was prudent in the management of its assets. Therefore, certain securities held in the available-for-sale portfolio were sold at a loss of $59,788. The reinvestment of these funds provided a greater return and improved the Company's asset/liability gap.

       Included in the mortgage-backed securities portfolio at December 31, 1996, were collateralized mortgage obligations ("CMOs") with a carrying value of $812,719, an average maturity of five years and a net unrealized loss of $5,002. These CMO securities have a weighted-average life of approximately four months, and are not considered high risk. If market rates increase or decrease by 300 basis points, the weighted-average life of each CMO remains under six months and the market price fluctuations range from a 1.2% decline to a 1.1% increase.

       At December 31, 1996, the investment portfolio included three U.S. Government Agency investments which are defined as derivatives or structured notes. Two are Federal Home Loan Bank ("FHLB") Floating Rate Notes with a total book value of $1,500,000. The first FHLB security, carried in the Company's held-to-maturity portfolio, was purchased August 4, 1993, maturing August 4, 2003, has a book value of $1,000,000 and on December 31, 1996, a market value of $895,060. The unrealized loss is a result of the interest rate being fixed for the first two years at 8%, then converting to a floating rate based on indexes of CMT and LIBOR. The second FHLB security, held in the Company's available-for-sale portfolio, was purchased October 18, 1993, maturing October 18, 2000, has a face value of $500,000 and on December 31, 1996, a market value of $500,670, with a floating rate based on LIBOR and the prime rate. The third security is a Federal National Mortgage Association structured note, held in the available-for-sale portfolio, which was purchased on September 8, 1993, has a face value of $500,000, and on December 31, 1996, a market value of $494,180. The rate on this security at acquisition was 4.40%, then increased to a fixed rate of 5.55% and is continuously callable. These securities are rated AAA and have an implied guarantee of the U.S. Government and, therefore, no perceived risk for loss of principal. Combined, these securities comprise about 4.4% of the investment portfolio.

       As a result of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held-to-maturity and those available-for-sale. Investments held-to-maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 1996, this category totaled $1,757,813. Investments available-for-sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. This portfolio provides interest income and serves as a source of liquidity for the Company. These securities are carried at fair value, with unrealized gains andlosses reported as a separate component of shareholders' equity, net of related tax effects. At December 31, 1996, this category totaled $43,481,766, with an unrealized gain of $163,552, net of tax effect.

       During December 1995, the Banks made a one-time transfer of approximately $9,036,000 and ($54,000) in amortized cost and net unrealized loss, respectively, of U.S. Government Agency and mortgage-backed certificates from the held-to-maturity to the available-for-sale portfolio in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board in November 1995.

       At December 31, 1996, the investment securities held-to-maturity portfolio had net unrealized losses of $91,613, comprised of unrealized losses of $106,023 and unrealized gains of $14,410. At year-end 1995, the held-to-maturity portfolio had net unrealized losses of $85,066, representing unrealized losses of $104,520 and unrealized gains of $19,454. At December 31, 1996, the investment securities available-for-sale portfolio had net unrealized gains of $263,795, comprised of unrealized losses of $73,185 and unrealized gains of $336,980. At December 31, 1995, the available-for-sale portfolio had net unrealized gains of $410,653, comprised of unrealized losses of $100,811 and unrealized gains of $511,464.

       Investment securities with a carrying value of approximately $29,472,000 and $19,269,000 at December 31, 1996 and 1995, respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.

       Average federal funds sold were $14,556,000 in 1996, or 7.4% of average earning assets, compared to $14,273,000 in 1995 or 8.2% of average earning assets.

LIABILITIES

       Average interest-bearing liabilities rose 12.6% to $141,987,000 in 1996 from an average of $126,125,000 in 1995. This growth is attributed to a 5.2% increase in NOW, money market and savings accounts and a 15.2% increase in time deposits.

       The aggregate average balance of NOW, money market and savings accounts was $64,170,000, 5.2% greater than the 1995 aggregate average balance of $61,009,000. The average balance of other time deposits increased 12.7% during 1996 to $46,604,000 from $41,344,000 in 1995. Average time deposits with balances over $100,000 increased 21.0% to $21,917,000 in 1996 from $18,120,000 in 1995. This category of deposits, as a percent of average interest-bearing liabilities, increased to 15.4% in 1996 from 14.4% in 1995.

       Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. However, there is no specific emphasis placed on time deposits of $100,000 and over. During 1996, aggregate average balances of time deposits of $100,000 and over comprised 12.1% of total deposits compared to 11.2% for the prior year.

       Average non-interest bearing deposits were $48,237,000 in 1996 versus $41,680,000 in 1995, reflecting growth of 15.7%. As a percentage of average total deposits, these deposits increased from 25.7% in 1995 to 26.7% in 1996.

       The Company maintains a funding program through which it sells investment securities from its portfolio to customers with an agreement to repurchase the securities at a specified future date, generally overnight. Interest is paid to the customers at a competitive market rate while the Company retains those monies for funding earning assets. These funds are not deposits and are recorded as short-term borrowings. At December 31, 1996, securities sold under agreements to repurchase were $7,538,000, compared to $4,368,000 at December 31, 1995.

       Additionally, the Company has funded longer term fixed rate loans with a matched source of funds through advances from the Federal Home Loan Bank of Atlanta ("FHLBA") with comparable maturities and a lower rate. This funding source has provided customers with the convenience of a fixed rate loan, while the Company has a fixed margin for a fixed term in a changing rate environment. One new advance in the amount of $792,000 was obtained in 1996. At December 31, 1996, FHLBA long-term advances were approximately $3,264,000, compared to $2,613,000 at December 31, 1995.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and the deposit withdrawal needs of the Company's customers. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available in an effort to provide adequate funding at all times.

       The Company's loan to deposit ratio averaged 77.2% in 1996, compared to 76.4% in 1995. Management plans an average loan to deposit ratio in the range of 70-80% during 1997.

       There are no known trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

       At December 31, 1996, investment securities with a carrying value of approximately $23,857,000 are scheduled to mature within the next five years. Of this amount, $5,750,000 is scheduled to mature within one year.

       The Company has short-term funding available through various federal funds lines of credit with other financial institutions and its membership in the FHLBA. Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 1996, the Company had total short-term borrowings from the FHLBA of $4,000,000 at an average fixed rate of 5.75%.

       In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At December 31, 1996, the Company had gap ratios of approximately 1.61 for the next three month time period and 1.08 for the one year period ending December 31, 1997. Thus, for 1997, rate-sensitive assets will reprice slightly faster than rate-sensitive liabilities.

       The Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                     RESULTS OF OPERATIONS  - 1996 VS. 1995

NET INTEREST INCOME

       Net interest income rose 9.5% from $10,480,296 in 1995 to $11,475,753 in 1996. This increase in net interest income can be attributed to growth in loans and investments, partly offset by growth in time deposits and short-term borrowings and by lower margins. During 1996, the net interest margin was 5.84% on average earning assets of $197,220,000. In 1995, the net interest margin was 6.06% on average earning assets of $173,179,000. The average yield on earning assets decreased 30 basis points to 8.98% in 1996 from 9.28% in 1995. The average rate paid on interest-bearing liabilities decreased 7 basis points to 4.35% in 1996 from 4.42% in 1995. The decreased earning assets yield was the result of lower market rates, in particular the federal funds rate, in 1996 compared to 1995. The yield decrease exceeded the decrease in cost of funds and led to the lower margin.

       To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, the Company adjusts the rates and terms of its interest paying liabilities in response to general market rate changes and the competitive environment. The Company monitors federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments. The Company will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, the amount of past due and non-performing loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors.

       While it is the Company's policy to charge-off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

       In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing Charter and Mountain, their loan portfolio review as part of the bank examination process, and an annual independent external loan review performed by a consultant.

       The provision for loan losses charged to operations in 1996 was $645,000, a 38.8% decrease from the provision of $1,054,297 recorded in 1995. Net charge-offs were $416,624 or .30% of average loans outstanding during 1996 as compared to $199,694 or .16% of average loans outstanding during 1995. The decrease in the provision is management's evaluation of the potential for losses in the loan portfolio and the economic outlook. At December 31, 1996, the allowance for loan losses was $2,771,784 or 1.73% of loans outstanding as compared to

$2,543,408 or 1.91% of loans outstanding at December 31, 1995. The allowance for loan losses as a multiple of net loans charged off was 6.65 times and 12.74 times for the years ended December 31, 1996 and 1995, respectively.

       At December 31, 1996, the Company held one residential home property in other real estate owned, which totaled $110,747. Management anticipates an orderly disposition of this asset with no significant loss at sale. At December 31, 1996, the Company had aggregate non-accrual loans of $1,062,206, a decrease from $1,298,017 at the prior year end. The ratio of non-accrual loans to total loans was .66% at December 31, 1996, and .97% at December 31, 1995. At December 31, 1996, there were total loans of $147,068 past due 90 days or more and still accruing.

       Included in other assets is a receivable of $685,000 from SouthTrust Bank of Georgia, N.A. ("SouthTrust") which failed to remit to Mountain amounts it received from customers of an insolvent lender who had sold participations in loans to Mountain. Mountain believes an additional $250,000 is due Mountain from SouthTrust for another participation loan which SouthTrust assumed. These transactions are the subject of a lawsuit initiated in August 1995 by Mountain and three other lenders contending that SouthTrust improperly seized these loan repayments which Mountain and the other plaintiffs claim are due them by virtue of their direct ownership interest in these loans. SouthTrust contends, among other things, that it had not consented to the original sale of these participations to Mountain and these other lenders as permitted by its arrangements with the originator of these loans and that it had rights superior to Mountain and the other lenders in the loan repayments. On September 30, 1996, Mountain and the other plaintiffs amended their lawsuit against SouthTrust alleging additional claims, including conversion and violation of the Georgia RICO statutes. Management of Mountain intends to vigorously pursue this action.

       Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") was issued in May 1993. SFAS 114 requires that losses on loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 1996 and 1995, the Company held impaired loans as defined by SFAS 114 of approximately $960,000 and $1,900,000, respectively, for which specific allocations of approximately $205,000 and $170,000, respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $1,109,000 and $68,000 in 1996 and $1,864,000 and $197,000 in 1995.

NON-INTEREST INCOME

       Non-interest income was $1,267,781 for the year ended December 31, 1996, compared to $1,701,272 for 1995, a 25.5% decrease compared to a 49.6% increase for 1995 over 1994. This decrease resulted from higher service fees on deposits, offset by lower gains on sale of SBA loans and lower other income. Deposit volume growth increased fees on deposits 11.9%, or $85,650, in 1996 compared to 1995. Gain on sale of SBA loans declined 98.6% as management decided in late 1995 not to sell SBA loans in 1996. Other income fell 37.5% in 1996 compared to 1995. Included in other income in 1995 is a one-time gain of $347,522 from the sale of a publicly traded bank holding company stock that was acquired by Mountain as partial settlement of a loan in 1993. Excluding this one-time gain from 1995, other income increased $72,430, or 18.7%, in 1996 over 1995. Other income also includes fees from brokerage services the Company provides its clients through a contractual third party relationship with INVEST Financial Corporation. This service produced income of $60,350 in 1996 compared to $66,155 in 1995.

NON-INTEREST EXPENSE

       Non-interest expense increased 6.4%, or $399,276, to $6,632,137 during 1996 as compared to 1995. Salaries and other personnel expense increased 7.9% in 1996 over 1995, and other operating expense increased 8.9%, reflecting the Company's continued growth.

       Occupancy and equipment expense increased 19.6% over 1995, the result of Mountain's opening a combined branch bank/operations center in April 1996, and Charter's opening a new full service branch in November 1996.

       FDIC insurance premiums paid in 1996 decreased $133,982, or 73.1%, compared to 1995 because the FDIC determined in 1995 that the Bank Insurance Fund was adequately funded in accordance with regulations and substantially lowered the assessments beginning in the third quarter of 1995 through 1996.

       Legal fees increased 11.6% in 1996 from 1995, attributable to the Company's lawsuit discussed above involving amounts due from a servicer of participation loans purchased by the Company.

       Net non-interest expense (defined as non-interest expense less non-interest income) as a percentage of average assets increased from 2.37% in 1995 to 2.47% in 1996. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 52.0% in 1996, compared to 51.2% in 1995. These ratios have held steady as the Company's earning asset and deposit base grows and its branch system expands, and as management continues to focus on improving non-interest fee income and controlling operating expenses.

INCOME TAXES

       At December 31, 1996, the Company's net deferred tax asset was $731,839. No valuation allowance was recorded for this asset since taxable income exists in the available carryback periods in an amount which would ensure realization of the asset.

       In 1996, the Company recorded an income tax provision of $1,963,105, reflecting an effective tax rate of 35.9%. This compared with a provision of $1,888,027 in 1995 and a 38.6% effective tax rate.

CAPITAL RESOURCES

       At December 31, 1996, the Company's core capital ratio was 14.7% compared to 14.5% at December 31, 1995. At December 31, 1996, the Company's total risk based capital ratio was 15.9% compared to 16.1% at the prior year end. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4% for core capital and 8% for total risk based capital.

       The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a 'well capitalized' financial institution.

                     RESULTS OF OPERATIONS - 1995 VS. 1994

       Net income was $3,006,383 in 1995 compared to $1,792,509 in 1994. Net income per common share was $.70 in 1995, compared to $.45 in 1994.

     The increase in net income for the year ended December 31, 1995, was attributable to a 32.6% increase in net interest income, or $2,576,420; an increase of 48.5% in non-interest income, or $555,872; offset by an increase in non- interest expense of 11.1%, or $620,934.

     Net interest income was $10,480,296 in 1995, the result of a net interest margin of 6.06% on average earning assets of $173,179,000. This compares with a net interest margin of 5.34% on average earning assets of $148,425,000 in 1994. The increase in the net interest margin was attributable to higher yields on earning assets, resulting from higher market rates, partly offset by higher rates on interest paying liabilities. The increase in margin accounted for slightly less than one-half of the increase in net interest income. The remainder resulted from higher volumes.

     Non-interest income was $1,701,272 in 1995, compared with $1,145,400 in 1994. This increase came from increased fees on deposits and service charges as a result of volume growth and from increased gains on sale of SBA loans, and a gain in 1995 of $347,522 from the sale of stock in a publicly traded bank holding company which the Company acquired in partial settlement of a loan.

     Non-interest expense was $6,232,861 in 1995 versus $5,611,927 in 1994. This increase was attributable to the Company's overall growth and Charter's opening a branch in the last quarter of 1994, all of which generated increases in salaries and other personnel costs, equipment and occupancy expenses, and other operating expenses.

     The provision for loan losses charged to operations was $1,054,297 in 1995 compared to $604,013 in 1994. The increase in the provision was in response to management's assessment of potential losses in the loan portfolio from an anticipated downturn in the area's economy, particularly its real estate portfolio. Net charge-offs were $199,694 in 1995, representing .16% of average loans outstanding during the year, compared to $287,837 in 1994 or .28% of average loans outstanding during 1994. At December 31, 1995, the allowance for loan losses was $2,543,408, or 1.91% of loans outstanding, compared to $1,688,805, or 1.44% of loans outstanding at December 31, 1994.

     In 1995 the Company recorded an income tax provision of $1,888,027 reflecting an effective tax rate of 38.6%. This compares with a provision of $1,040,827 in 1994 reflecting a 36.7% effective tax rate.

ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements are filed with this report:

          Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for the years ended
                December 31, 1996, 1995 and 1994

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Merit Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Merit Holding Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

January 17, 1997
Atlanta, Georgia

MERIT HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,
                                                                     1996              1995

ASSETS
Cash and due from banks                                         $  14,295,260    $  15,214,844
Federal funds sold and other short-term investments                 7,759,285       11,538,083
Interest-bearing time deposits with other financial
 institutions                                                         100,000          203,750
Investment securities, held-to-maturity at cost
 (market value of $1,666,200 and $1,753,150 at
 December 31, 1996 and 1995, respectively)
 (Notes 2 and 4)                                                    1,757,813        1,838,216
Securities available-for-sale (Notes 2 and 4)                      43,481,766       36,989,924
Federal Reserve Bank stock                                            299,850          299,850
Federal Home Loan Bank stock                                        1,041,600          695,300
Loans, less allowance for loan losses of $2,771,784
 and $2,543,408 at December 31, 1996 and 1995,
 respectively (Notes 2 and 5)                                     157,915,964      130,674,294
Premises and equipment, net (Notes 2 and 6)                         5,633,032        4,650,485
Other real estate owned                                               110,747          718,673
Accrued interest receivable and other assets                        3,784,986        2,426,786
                                                                -------------    -------------
     Total assets                                               $ 236,180,303    $ 205,250,205
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Demand                                                         $  57,396,092    $  51,959,459
 Checking with interest                                            27,227,950       26,984,809
 Money-market accounts                                             34,457,084       28,435,375
 Savings                                                            3,508,905        3,809,717
 Time, $100,000 and over                                           25,916,972       18,567,497
 Other                                                             44,189,759       43,306,680
                                                                -------------    -------------
                                                                  192,696,762      173,063,537

Short-term borrowings (Note 7)                                     11,715,438        4,497,555
Long-term debt (Note 7)                                             3,085,796        2,483,716
Accrued interest payable and other liabilities                      1,882,759        1,893,880
                                                                -------------    -------------
     Total liabilities                                            209,380,755      181,938,688
                                                                -------------    -------------

Commitments and contingencies (Note 12)

Shareholders' equity (Note 9)
 Common stock, $2.50 par value; 10,000,000
  shares authorized; 3,704,102 and 3,807,815 issued;
  3,704,102 and 3,665,055 outstanding at December 31,
  1996 and 1995, respectively                                       9,260,255        9,519,537
 Paid-in capital                                                    8,061,624        8,302,438
 Retained earnings                                                  9,314,117        5,958,990
 Unrealized gain on securities available-for-sale,
       net of tax                                                     163,552          271,032
 Treasury stock, 0 and 142,760 shares, at cost at
       December 31, 1996 and 1995, respectively                             -         (740,480)
                                                                -------------    -------------
Total shareholders' equity                                         26,799,548       23,311,517
                                                                -------------    -------------
     Total liabilities and shareholders' equity                 $ 236,180,303    $ 205,250,205
                                                                =============    =============



The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                  1996               1995                 1994
Interest and dividend income
 Interest and fees on loans (Note 2)                         $ 14,135,633       $ 13,017,913          $ 9,498,547
 Interest on securities                                         2,659,263          2,102,205            1,889,643
 Interest on federal funds sold and other
  short-term investments                                          775,797            841,432              407,507
 Interest on time deposits with other financial
  institutions                                                      9,928             28,813               17,134
 Dividends on Federal Reserve Bank stock                           17,991             17,991               17,991
 Dividends on Federal Home Loan Bank stock                         57,771             50,478               31,984
                                                             ------------       ------------          -----------
       Total interest and dividend income                      17,656,383         16,058,832           11,862,806
                                                             ------------       ------------          -----------

Interest expense on deposits                                    5,730,931          5,287,014            3,767,277
Interest expense on long-term debt                                196,787            173,716              139,175
Interest expense on short-term borrowings                         252,912            117,806               52,478
                                                             ------------       ------------          -----------
       Total interest expense                                   6,180,630          5,578,536            3,958,930
                                                             ------------       ------------          -----------
Net interest income                                            11,475,753         10,480,296            7,903,876

Provision for loan losses (Notes 2 and 5)                         645,000          1,054,297              604,013
                                                             ------------       ------------          -----------
Net interest income after provision for loan losses            10,830,753          9,425,999            7,299,863
                                                             ------------       ------------          -----------
Non-interest income
 Service charges and fees on deposits                             805,437            719,787              686,696
 Gain on sale of SBA loans                                          3,409            247,458              180,219
 Other income                                                     458,935            734,027              278,485
                                                             ------------       ------------          -----------
       Total non-interest income                                1,267,781          1,701,272            1,145,400
                                                             ------------       ------------          -----------
Non-interest expense
 Salaries and other personnel                                   3,416,451          3,167,918            2,697,803
 Occupancy and equipment                                          946,891            791,702              737,211
 Advertising and marketing                                        127,646            104,525              112,836
 FDIC insurance premiums                                           49,341            183,323              296,415
 Legal fees                                                       264,420            236,925              265,869
 Data processing fees                                             139,227            137,895              138,852
 Loss on sales of securities, net                                       -             59,788               48,300
 Other operating                                                1,688,161          1,550,785            1,314,641
                                                             ------------       ------------          -----------
       Total non-interest expense                               6,632,137          6,232,861            5,611,927
                                                             ------------       ------------          -----------
Income before income taxes                                      5,466,397          4,894,410            2,833,336

Provision for income taxes (Notes 2 and 8)                      1,963,105          1,888,027            1,040,827
                                                             ------------       ------------          -----------

Net income                                                   $  3,503,292       $  3,006,383          $ 1,792,509
                                                             ============       ============          ===========

Earnings per share                                           $       0.81       $       0.70          $      0.45
                                                             ============       ============          ===========



The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               UNREALIZED
                                                                                               GAIN (LOSS)
                                        COMMON STOCK                                          ON SECURITIES
                                           NUMBER                                               AVAILABLE
                                          OF SHARES                  PAID-IN      RETAINED      FOR SALE,     TREASURY
                                           ISSUED     PAR VALUE      CAPITAL      EARNING      NET OF TAX     STOCK        TOTAL
Balance at December 31, 1993              3,605,520   $ 9,013,800   $ 7,795,572  $ 1,160,098  $   182,876  $ (665,480) $ 17,486,866

Exercise of stock options                     1,508         3,770         1,605                                               5,375

Net proceeds from issuance of common
  stock by acquired bank                    123,989       309,973       265,313                                             575,286

Purchase of fractional and dissenting
  shares in pooling                            (369)         (923)         (927)                                             (1,850)

Unrealized loss on available-for-sale
  securities, net of tax                                                                         (409,457)                 (409,457)

Net income                                                                                      1,792,509                 1,792,509

Treasury stock purchased                                                                                      (75,000)      (75,000)
                                          ---------   -----------   -----------  -----------  -----------  ----------  ------------
Balance at December 31, 1994              3,730,648     9,326,620     8,061,563    2,952,607     (226,581)   (740,480)   19,373,729

Exercise of warrants                         77,167       192,917       240,875                                             433,792

Unrealized gain on available-for-sale
  securities, net of tax                                                                          497,613                   497,613

Net income                                                                                      3,006,383                 3,006,383
                                          ---------   -----------   -----------  -----------  -----------  ----------  ------------
Balance at December 31, 1995              3,807,815     9,519,537     8,302,438    5,958,990      271,032    (740,480)   23,311,517

Exercise of options and warrants             39,047        97,618       142,766                                             240,384

Retirement of treasury stock               (142,760)     (356,900)     (383,580)                              740,480             -

Dividend declared                                                                   (148,165)                              (148,165)

Unrealized loss on available-for-sale
  securities, net of tax                                                                         (107,480)                 (107,480)

Net income                                                                                      3,503,292                 3,503,292
                                          ---------   -----------   -----------  -----------  -----------  ----------  ------------
Balance at December 31, 1996              3,704,102   $ 9,260,255   $ 8,061,624  $ 9,314,117  $   163,552  $        -  $ 26,799,548
                                          =========   ===========   ===========  ===========  ===========  ==========  ============


The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                        1996                 1995                 1994
Cash flows from operating activities
 Net income                                                       $  3,503,292          $  3,006,383         $  1,792,509
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                     453,919               394,008              371,278
     Net amortization of premiums and discounts on
       securities                                                       57,519                19,935              155,630
     Provision for loan losses                                         645,000             1,054,297              604,013
     Loss on sales of securities, net                                        -                59,788               48,300
     Gain on sale of SBA loans                                          (3,409)             (247,458)            (180,219)
     (Gain) loss on sale of other real estate                           (6,904)               56,124                7,472
     (Increase) in interest receivable                                (166,286)             (405,759)            (361,565)
     (Decrease) increase in interest payable                           (10,850)              657,275              169,982
     (Increase) decrease in prepaid expenses and
       other assets                                                 (1,242,259)               97,482              175,700
     (Decrease) increase in accrued expenses and
       other liabilities                                              (109,057)             (499,300)             662,691
                                                                  ------------          ------------         ------------
         Net cash provided by operating activities                   3,120,965             4,192,775            3,445,791
                                                                  ------------          ------------         ------------

Cash flows from investing activities
 Purchases of held-to-maturity securities                             (100,410)             (200,000)          (2,040,975)
 Proceeds from maturities of held-to-maturity securities               180,250               714,104            3,021,730
 Purchases of available-for-sale securities (including
   mortgage-backed securities)                                     (12,706,762)          (20,986,634)         (11,387,140)
 Proceeds from sales of available-for-sale securities
   (including mortgage-backed securities)                            2,011,107             6,590,253            1,452,891
 Proceeds from maturities of available-for-sale securities           4,000,000             8,134,715            9,203,080
 Purchases of time deposits with other financial
   institutions                                                              -                     -               (3,750)
 Proceeds from maturities of time deposits with
   other financial institutions                                        103,750                     -              596,000
 Purchases of Federal Home Loan Bank stock                            (346,300)             (105,600)            (198,400)
 Proceeds from sale of other real estate                               712,083             1,409,198              795,494
 Loans made to customers, net                                      (27,883,261)          (17,191,150)         (24,020,297)
 Capital expenditures, net of retirements                           (1,483,372)             (288,581)            (202,225)
                                                                  ------------          ------------         ------------
         Net cash used in investing activities                     (35,512,915)          (21,923,695)         (22,783,592)
                                                                  ------------          ------------         ------------

Cash flows from financing activities
 Proceeds from short-term borrowings, net                            7,217,883             2,572,644              765,536
 Proceeds from long-term debt                                          792,000                     -            2,064,219
 Repayment of borrowings                                              (189,920)             (129,772)             (86,119)
 Net increase in deposits                                           19,633,221            13,906,636           27,469,514
 Net proceeds from issuance of common stock                                  -                     -              575,287
 Exercise of stock options/warrants                                    240,384               433,792                5,375
 Purchase of fractional and dissenting shares in pooling                     -                     -               (1,850)
 Purchase of treasury stock                                                  -                     -              (75,000)
                                                                  ------------          ------------         ------------
         Net cash provided by financing activities                  27,693,568            16,783,300           30,716,962
                                                                  ------------          ------------         ------------

Net (decrease) increase in cash and cash equivalents                (4,698,382)             (947,620)          11,379,161

Cash and cash equivalents at beginning of period                    26,752,927            27,700,547           16,321,386
                                                                  ------------          ------------         ------------
Cash and cash equivalents at end of period                        $ 22,054,545          $ 26,752,927         $ 27,700,547
                                                                  ============          ============         ============
Supplemental data
 Interest paid                                                    $  6,192,409          $  4,921,260         $  3,788,949
                                                                  ============          ============         ============
 Income taxes paid                                                $  2,670,000          $  2,594,450         $    421,558
                                                                  ============          ============         ============
 Transfer from loans to real estate acquired
   through foreclosure                                            $          -          $  1,418,353         $    233,685
                                                                  ============          ============         ============
 Transfer of investment securities to available
   for sale                                                       $          -          $  9,035,630         $          -
                                                                  ============          ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED BALANCE SHEETS


1.   DESCRIPTION OF THE BUSINESS

     Merit Holding Corporation (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, Mountain National Bank ("Mountain"), located in Tucker, Georgia, and Charter Bank & Trust Co. ("Charter"), located in Marietta, Georgia.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mountain and Charter (the "Banks"). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and other short-term investments.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES
     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires the Company to segregate its investment securities portfolio into securities held-to-maturity and those available-for-sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at amortized cost. Investments in debt securities which management believes may be sold prior to maturity, in connection with changes in interest rates, prepayment risk, changes in the Company's liquidity or other similar factors, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of associated tax effects. Gains and losses on the sale of securities are recognized on the specific identification method.

     LOANS
     Loans are stated at principal amounts outstanding reduced by an allowance for loan losses. Interest income on loans is recognized to reflect a constant rate of return on net funds outstanding. Accrual of interest income on individual loans is discontinued when principal or interest is past due for 90 days or more unless the loan is well secured and in the process of collection. Interest accrued but not collected is reversed against income when a loan is classified as nonaccruing unless the ultimate collection of interest is probable. Fees and costs directly related to the origination and acquisition of loans are deferred and recognized over the life of the loans as an adjustment of yield.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which requires that losses, if any, on impaired loans be measured based on the present value of expected future cash

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions, which includes estimates of underlying collateral value securing loans and such other factors which deserve recognition in estimating loan losses. Loans which are determined to be uncollectible are charged against the allowance.

     The success of the Banks is largely dependent on the general economic conditions in the Atlanta metropolitan area. Estimates, appraisals and evaluations of loans are critical to the financial statements. Accordingly, changes in such estimates, appraisals and evaluations might be required because of changing economic conditions and the economic prospects of borrowers.

     OTHER REAL ESTATE OWNED
     Other real estate acquired as a result of foreclosure is recorded at fair market value less estimated selling costs. Costs associated with improving the property are capitalized to the extent fair market value is not exceeded. Costs of owning other real estate are expensed as incurred by the Banks.

     PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets for financial reporting purposes and using straight-line and accelerated methods for income tax purposes. Additions and major improvements are capitalized while routine maintenance and repairs and gain or loss on dispositions are recognized currently.

     INTANGIBLE ASSETS
     Goodwill arising from acquisitions is amortized on a straight-line basis over a period of 180 months.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which requires that an impairment of long-lived assets be recognized if the future cash flows expected from the use of the asset and its eventual disposition is less than the carrying amount of the asset. This Statement had no effect on the Company's financial position or results of operations.

     INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which is an asset and liability approach. The asset and liability approach requires the recognition of deferred tax

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

     ESTIMATED FAIR VALUES
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107 ("SFAS 107") which requires disclosure of current market value information related to certain assets and liabilities, both on- and off-balance sheet. The estimated fair values of the Banks' financial instruments are detailed in Note 11.

     TRANSFERS AND SERVICING OF FINANCIAL ASSETS
     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which prescribes accounting standards to be followed when the Company transfers control over financial assets to third parties. SFAS 125 is effective for transactions occurring after December 31, 1996; however, the FASB has delayed implementation of certain of the provisions of SFAS 125 for one year. The Company does not believe this Statement will have a significant impact on its financial statements based upon the current scope of the Company's operations.

     NET INCOME PER SHARE
     The Company is required to calculate net income per share based on the "modified treasury stock" method described in Accounting Principles Board Opinion No. 15, "Earnings per Share." Under this method, net income and weighted-average shares are adjusted for the effects of assumed exercise of certain common stock equivalents subject to certain limitations. The number of shares used to compute earnings per share in 1996, 1995, and 1994 was 4,319,004, 4,300,078, and 4,224,660, respectively.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


3.   CASH AND DUE FROM BANKS

     The Banks are required to maintain average reserve balances through deposits with the Federal Reserve Bank or other banks. The Banks' requirement for reserves at December 31, 1996 and 1995 was approximately $1,849,000 and $1,747,000, respectively.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED CERTIFICATES)

     The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1996 and 1995 are presented below:

                                                                         1996
                                                                GROSS             GROSS          ESTIMATED
                                             AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS             LOSSES           VALUE
          U.S. Government
            Agencies                  $      1,000,000     $          -    $     104,940    $        895,060
          Tax exempt bonds                     757,813           14,410            1,083             771,140
                                      ----------------     ------------    -------------    ----------------
                                      $      1,757,813     $     14,410    $     106,023    $      1,666,200
                                      ================     ============    =============    ================

                                                                         1995
                                                                GROSS             GROSS           ESTIMATED
                                             AMORTIZED        UNREALIZED        UNREALIZED          MARKET
                                               COST             GAINS             LOSSES            VALUE
          U.S. Government
            Agencies                  $      1,000,000     $          -    $     104,520    $        895,480
          Tax exempt bonds                     838,216           19,454                -             857,670
                                      ----------------     ------------    -------------    ----------------
                                      $      1,838,216     $     19,454    $     104,520    $      1,753,150
                                      ================     ============    =============    ================

     The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1996, by contractual maturity, are shown below:

                                                                                                  ESTIMATED
                                                                              AMORTIZED             MARKET
                                                                                 COST               VALUE
          Due in one year or less                                       $        235,000    $        235,338
          Due after one year through five years                                        -                   -
          Due after five years through ten years                               1,422,405           1,331,537
          Due after ten years                                                    100,408              99,325
                                                                        ----------------    ----------------
                                                                        $      1,757,813    $      1,666,200
                                                                        ================    ================


     During December 1995, the Banks made a one-time transfer of approximately $9,036,000 and ($54,000) in amortized cost and net unrealized loss, respectively, of U.S. Government Agency and mortgage-backed certificates from the held-to-maturity to the available-for-sale portfolio in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board in November 1995.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The amortized cost and estimated market value for securities available-for-sale (including mortgage-backed certificates) at December 31, 1996 and 1995 is presented below:

                                                                         1996
                                                                GROSS             GROSS           ESTIMATED
                                             AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS             LOSSES           VALUE
          U.S. Treasuries             $     13,950,786     $     96,707    $         151    $     14,047,342
          U.S. Government
            Agencies                        22,286,193          205,283           44,835          22,446,641
          Mortgage-backed
            certificates                     6,980,992           34,990           28,199           6,987,783
                                      ----------------     ------------    -------------    ----------------
                                      $     43,217,971     $    336,980    $      73,185    $     43,481,766
                                      ================     ============    =============    ================

                                                                         1995
                                                                GROSS             GROSS          ESTIMATED
                                             AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS             LOSSES           VALUE
          U.S. Treasuries             $      7,487,573     $     78,532    $           -    $      7,566,105
          U.S. Government
            Agencies                        20,056,068          399,809           14,137          20,441,740
          Mortgage-backed
            certificates                     9,035,630           33,123           86,674           8,982,079
                                      ----------------     ------------    -------------    ----------------
                                      $     36,579,271     $    511,464    $     100,811    $     36,989,924
                                      ================     ============    =============    ================

     The amortized cost and estimated market value of securities available-for-sale (including mortgage-backed certificates) at December 31, 1996, by contractual maturity, are shown below:

                                                                                                 ESTIMATED
                                                                              AMORTIZED            MARKET
                                                                                COST               VALUE
          Due in one year or less                                       $      5,492,688    $      5,515,188
          Due after one year through five years                               17,966,477          18,106,376
          Due after five years through ten years                              12,777,814          12,872,419
                                                                              36,236,979          36,493,983
          Mortgage-backed certificates                                         6,980,992           6,987,783
                                                                        ----------------    ----------------
                                                                        $     43,217,971    $     43,481,766
                                                                        ================    ================

     The scheduled maturities for mortgage-backed certificates are not disclosed because their expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1995, Mountain sold common stock at a gain of approximately $347,500 of a publicly traded bank holding company that was acquired as partial settlement of a loan during 1993. This common stock was accounted for in accordance with SFAS 115 and carried at its fair value in 1994.

     There were no sales of investment securities during 1996; however, proceeds from paydowns of mortgage-backed certificates were $2,011,107. Proceeds from sales of investment securities including mortgage-backed certificates during 1995 and 1994 were $6,590,253, and $1,452,891, respectively. Net losses of $59,788 and $48,300 were realized on those sales, respectively.

     Investment securities with a carrying value of approximately $29,471,803 and $19,269,214 at December 31, 1996 and 1995, respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.


5.   LOANS

     The composition of the loan portfolio at December 31, 1996 and 1995 is presented below:

                                                                              1996                  1995
          Commercial                                                 $      91,124,703     $      74,884,726
          Real estate - construction and land
            development                                                     34,407,374            25,898,108
          Real estate - mortgage                                            20,241,934            21,198,324
          Instalment and other consumer                                     14,686,037            10,828,444
          Farm land                                                            227,700               408,100
                                                                     -----------------     -----------------
                                                                           160,687,748           133,217,702
          Less:  Allowance for loan losses                                  (2,771,784)           (2,543,408)
                                                                     -----------------     -----------------
                                                                     $     157,915,964     $     130,674,294
                                                                     =================     =================

     Activity in the allowance for loan losses for the three years ended December 31, 1996 is presented below:

                                                               1996               1995               1994
          Beginning balance                             $     2,543,408    $    1,688,805     $    1,372,629
          Provision for loan losses                             645,000         1,054,297            604,013
          Recoveries                                            162,203            64,975             68,838
          Charge-offs                                          (578,827)         (264,669)          (356,675)
                                                        ---------------    --------------     --------------
          Ending balance                                $     2,771,784    $    2,543,408     $    1,688,805
                                                        ===============    ==============     ==============

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1996, 1995 and 1994, the Banks had aggregate non-accrual or reduced rate loans of $1,062,206, $1,298,017, and $179,983, respectively. If interest on these loans had been accrued throughout the year, income on these loans would have been increased by approximately $158,000 in 1996, $130,000 in 1995, and $59,000 in 1994. Additionally, at
     December 31, 1996 and 1995, the Banks held impaired loans as defined by SFAS 114 of approximately $960,000 and $1,900,000, respectively, for which specific allocations of approximately $205,000 and $170,000, respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $1,109,000 and $68,000 in 1996 and $1,864,000 and
     $197,000, in 1995.


6.   PREMISES AND EQUIPMENT

     At December 31, 1996 and 1995, premises and equipment balances are as follows:

                                                           USEFUL
                                                           LIVES                1996                1995
          Land                                                             $    1,098,580      $     898,580
          Bank buildings                                  30-40 years           4,388,096          3,747,620
          Equipment, furniture
            and fixtures                                  3-10 years            2,392,526          1,850,851
                                                                           --------------      -------------
                                                                                7,879,202          6,497,051
          Less:  Accumulated depreciation                                      (2,246,170)        (1,846,566)
                                                                           --------------      -------------
                                                                           $    5,633,032      $   4,650,485
                                                                           ==============      =============

7.   BORROWINGS

     The Banks utilize short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions. At December 31, 1996 and 1995, the Banks have federal funds lines from other banks totalling $20,500,000 and $15,250,000, respectively. There were no amounts outstanding under these short term commitments at December 31, 1996 and 1995. Additionally, during December 1996, the Banks entered into $4,000,000 of short-term fixed rate advances with an average interest rate of 5.75% from the Federal Home Loan Bank of Atlanta (the "FHLBA").

     The Banks had outstanding long-term fixed rate advances from the FHLBA of $3,085,796 at December 31, 1996. The average interest rate paid on the long-term advances during 1996 was 6.55%. All the advances are collateralized by certain 1-4 family residential properties and investment securities as required by the FHLBA. At December 31, 1996, aggregate principal maturities of the advances are as follows:

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1997                                                        $    177,890
          1998                                                             177,890
          1999                                                             177,890
          2000                                                             765,387
          2001                                                           1,809,754
          Thereafter                                                       154,875
                                                                      ------------
                                                                         3,263,686
          Less - Current portion                                          (177,890)
                                                                      ------------
                                                                      $  3,085,796
                                                                      ============

8.   INCOME TAXES

     The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                1996             1995                1994
          Federal:
             Current                                    $     1,825,962    $    2,047,701     $    1,179,034
             Deferred provision (benefit)                         7,611          (282,195)          (138,207)
                                                        ---------------    --------------     --------------
                                                              1,833,573         1,765,506          1,040,827
          State:
             Current                                            128,959           248,325                  -
             Deferred (provision) benefit                           573          (125,804)                 -
                                                        ---------------    --------------     --------------
                                                        $     1,963,105    $    1,888,027     $    1,040,827
                                                        ===============    ==============     ===============

     The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                              1996              1995               1994
     Income before income taxes                         $     5,466,397    $    4,894,410     $    2,833,336
                                                        ===============    ==============     ==============
     Federal income taxes at statutory
        rate                                            $     1,858,575    $    1,664,099     $      963,334
     Alternative minimum tax                                          -                 -            (30,709)
     State tax                                                   85,491           163,894                  -
     Nondeductible expenses                                      36,216            26,170             98,299
     Interest on tax exempt securities                          (16,470)          (14,153)           (12,008)
     Other                                                         (708)           48,017             21,911
                                                        ---------------    --------------     --------------
        Income tax expense                              $     1,963,105    $    1,888,027     $    1,040,827
                                                        ===============    ==============     ==============
     Effective income tax rate                                       36%               39%                37%


MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, were as follows:

                                                                                  1996                1995
          Deferred tax liabilities
            Premises and equipment                                         $        7,036       $     11,550
            Discount on investment securities                                      96,940             48,637
            Accrual to cash conversion                                             46,566             69,849
            Unrealized gain on securities available-for-sale                       91,998            139,622
                                                                           --------------       ------------
               Total deferred tax liabilities                                     242,540            269,658
                                                                           --------------       ------------
          Deferred tax assets
            Allowance for loan losses                                             844,170            795,879
            Gain on SBA loans                                                      27,400             28,802
            Loan fees, net                                                         28,988             38,024
            Non-accrual loans                                                      12,877             90,782
            Other                                                                  60,944              8,570
                                                                           --------------       ------------
               Total deferred tax assets                                          974,379            962,057
                                                                           --------------       ------------
                  Net deferred tax assets                                  $      731,839       $    692,399
                                                                           ==============       ============


9.   SHAREHOLDERS' EQUITY

     In connection with Mountain's formation and initial offering, transferable warrants were issued to Mountain's organizers. The warrants, which were assumed by the Company, allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering and are exercisable for ten years from the date of opening of Mountain at the initial offering price of $5.00 per share. At December 31, 1996 and 1995, 979,799 warrants were outstanding.

     During 1993 and 1994, Charter issued 98,070 and 28,350 warrants, respectively, which entitled the purchasers to purchase additional shares of common stock at the greater of the Company's book value at the date of exercise or $4.35 per share. In connection with the merger of Charter with Merit in 1994, these warrants were canceled and new warrants to purchase the Company's common stock were issued. As of December 31, 1995, 34,214 warrants were outstanding. However, prior to their expiration date of February 29, 1996, 32,437 of these warrants were exercised. The remaining warrants expired.

     In connection with the merger, the Company also assumed Charter's options for 109,037 shares. These options were granted at prices ranging from $3.52 to $4.66 per share. All of the options were declared fully vested in August 1995. During 1996, 1,610 of the options were exercised at $4.66 per share.

     The Company has an Incentive Stock Option Plan (the "Plan") under which 350,000 shares have been reserved. Expiration of the options is no later than ten years from the date of grant. Options are granted at the average market price, as defined in the Plan, on the date of grant.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Options vest in accordance with a schedule as determined by the Board of Directors at each grant date. All options granted prior to January 1, 1996 are fully vested. A summary of stock option activity is as follows:

                                                                                                  OPTION PRICE
                                                                                    SHARES          PER SHARE
        Outstanding at December 31, 1994                                            71,200        $ 5.00 - $ 5.40
          Granted                                                                    1,200        $ 5.40
          Granted                                                                   22,500        $10.25
                                                                                   -------
        Outstanding at December 31, 1995                                            94,900
          Granted                                                                   24,000        $11.75
          Exercised                                                                 (5,000)       $ 5.00
          Expired                                                                     (650)       $10.25
                                                                                   -------
        Outstanding at December 31, 1996                                           113,250
                                                                                   =======

     As of December 31, 1996, there were 231,750 options available for grant and 89,250 options available for exercise under the Plan.

     Additionally, the Board of Directors may grant stock options for up to 100,000 shares of the Company's common stock to the president of Mountain pursuant to a stock bonus arrangement. As of December 31, 1996, the Board of Directors had granted stock options of 85,000 shares at $5.00 per share to the president. All unexercised options expire on August 2, 1998. No options under this arrangement have been exercised as of December 31, 1996.

     In December 1993, the Board of Directors agreed to purchase 15,000 shares of stock owned by the president of Mountain at a price not to exceed $5.50 per share and agreed to grant the president an option to purchase 15,000 shares at an option price equal to the price paid by the Company when purchasing the president's 15,000 shares. In January 1994, the president sold 15,000 shares of his stock to the Company for $5.00 per share and the related options under the agreement were granted at $5.00 per share. No options under this arrangement have been exercised.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board during 1995 and was effective for the Company in 1996. SFAS 123 allows companies to adopt the fair value based method or to continue using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the Company has elected to continue applying APB 25 in accounting for its plans, no compensation cost has been recognized in 1995 or 1996. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for periods beginning after January 1, 1995. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and earnings per share would have been reduced. In order to estimate compensation cost, the Black-Scholes model was employed using the following assumptions for each year: 0.3% dividend yield, an expected life of six years and expected volatility of 30%. The risk-free interest rate used was 6.15% for 1995 and 5.45% for 1996. The weighted-average fair values of the options granted in 1995 and 1996 were $5.03 and $5.82, respectively. The following table sets forth the effect on net income and primary earnings per share:

                                                                                  1996               1995
        Net income                             As reported                 $    3,503,292     $    3,006,383
                                               Pro forma                   $    3,452,070     $    2,901,273

        Primary earnings per share             As reported                 $          .81     $          .70
                                               Pro forma                   $          .80     $          .68


10.  PROFIT SHARING PLAN

     Mountain established the Mountain National Bank Profit Sharing Plan for all employees 21 years of age or older who are currently employed with more than one year of eligible service as defined. Under the plan provisions, employees may contribute up to the legal contribution limit. Mountain will make an annual matching contribution equal to a percentage of the amount contributed by the employee, up to 3% of the employee's annual compensation. In 1996, 1995, and 1994, Mountain accrued matching contributions of approximately $45,000, $35,000, and $31,000, respectively.

     Charter has adopted a 401(k) Savings Plan for all employees 21 years of age or older who are currently employed with more than one year of eligible service as defined. Under the plan provisions, employees may contribute up to the legal contribution limit. Charter's matching contribution is equal to 50% of the employee's contribution in 1996 and 1995 and 25% of the employee's contribution in 1994, up to 6% of the employee's annual compensation. Amounts expensed in 1996, 1995 and 1994, as a result of the employer's contributions to this plan totaled $28,898, $26,789, and $9,377, respectively.

     As of December 31, 1996, the Charter plan was renamed the Merit Holding Corporation 401(k) Profit Sharing Plan and the Mountain profit sharing plan was merged into it.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

     Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain servicing rights on the Company's SBA-guaranteed loan portfolio. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include cash and due from banks, federal funds sold and short-term investments, federal funds purchased and securities sold under repurchase agreements. The methods and assumptions used to estimate the fair value of the Company's other financial instruments are as follows:

     INTEREST BEARING TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS.
     Fair value for time deposits with other financial institutions is based on the present value of projected future cash in-flows.

     INVESTMENT SECURITIES
     Fair value for investment securities and mortgage-backed certificates is based on quoted market prices.

     LOANS
     The loan portfolio is segregated into categories of loans with similar financial characteristics. The fair value of each category is calculated using present value techniques based upon projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan losses.

     DEPOSITS
     The fair value of demand deposits, NOW accounts, money-market accounts and savings accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     BORROWINGS
     Fair value has been determined by calculating the present value of future principal and interest cash flows.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
     The fair value of commitments to extend credit and standby letters of credit is generally determined using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. The amount was deemed to be immaterial for disclosure under SFAS 107.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The carrying value of financial instruments and their related estimated fair values as of December 31, 1996 and 1995 are presented below:

                                                                                       1996
                                                                                                   ESTIMATED
                                                                           CARRYING                  FAIR
                                                                             VALUE                   VALUE
        Financial assets
          Interest-bearing time deposits with
             other financial institutions                          $          100,000      $          100,863
          Investment securities
             held-to-maturity                                               1,757,813               1,666,200
             available-for-sale                                            36,493,983              36,493,983
          Mortgage-backed certificates
             available-for-sale                                             6,987,783               6,987,783
          Loans, net of allowance for loan losses                         157,915,964             154,729,893

        Financial liabilities
          Fixed maturity deposits                                          70,106,731              72,732,418
          Short-term borrowings                                            11,715,438              11,926,190
          Long-term debt                                                    3,085,796               3,675,772

                                                                                       1995
                                                                                                   ESTIMATED
                                                                           CARRYING                  FAIR
                                                                             VALUE                   VALUE
        Financial assets
          Interest-bearing time deposits with
             other financial institutions                          $          203,750      $          204,467
          Investment securities
             held-to-maturity                                               1,838,216               1,753,150
             available-for-sale                                            28,007,845              28,007,845
          Mortgage-backed certificates
             available-for-sale                                             8,982,079               8,982,079
          Loans, net of allowance for loan losses                         130,674,294             127,777,241

        Financial liabilities
          Fixed maturity deposits                                          62,053,780              64,705,852
          Short-term borrowings                                             4,497,555               4,497,555
          Long-term debt                                                    2,483,716               2,968,856


MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  COMMITMENTS AND CONTINGENCIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1996 and 1995, unfunded commitments to extend credit were approximately $52,006,000 and $49,456,000, respectively. In many instances, customers may not draw down on approved lines of credit or may not draw on these lines to the full amount approved, thereby reducing the Company's need to maintain liquidity to fund these obligations. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 1996 and 1995, commitments under letters of credit aggregated approximately $2,310,000 and $1,024,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, certificates of deposit, and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

     Most of the Company's business activity is with customers located within the Atlanta Metropolitan area. The Bank's only concentration of credit is for real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate business. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company is a defendant in litigation arising through the normal course of business. In the opinion of management, the liability, if any, associated with these matters would not be material to the Company's financial statements.

     The Company leases office space under noncancellable operating leases. The future minimum rentals payments under these leases are immaterial at December 31, 1996.


13.  RELATED PARTY TRANSACTIONS

     At December 31, 1996 and 1995, deposits obtained from directors, executive officers and their related interests were approximately $8,736,000 and $10,915,000, respectively. These deposits were taken in the normal course of business at market interest rates.

     Loans to directors and their related interests, in the aggregate were as follows:

        Balance at December 31, 1994                      $    3,307,267
        New loans                                              2,672,985
        Payoffs                                               (1,953,062)
                                                          --------------
        Balance at December 31, 1995                      $    4,027,190
        New loans                                              3,415,890
        Payoffs                                               (2,650,735)
                                                          --------------
        Balance at December 31, 1996                      $    4,792,345
                                                          ==============

     Such loans were made in the ordinary course of business at the Company's normal credit terms, including interest and collateral, and do not represent more than a normal risk of collection.

14.  REGULATORY CAPITAL

     The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated and are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets, all as defined in the regulations. Management believes, as of December 31, 1996, that the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized Mountain as "well capitalized" and the FDIC categorized Charter as

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since those notifications that management believes have changed the Banks' categories.

        The Banks' actual capital amount and ratios are presented in the table below:

                                                                                                           TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                                  FOR CAPITAL           PROMPT CORRECTIVE
                                                           ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                    AMOUNT       RATIO         AMOUNT      RATIO        AMOUNT      RATIO
                                                    (000'S)                   (000'S)                   (000'S)
     As of December 31, 1996
        Total capital (to risk-weighted assets)
          Consolidated                             $ 28,825       15.9%      > $14,484    > 8.0%           N/A
          Mountain National Bank                   $ 15,895       16.7%      > $ 7,621    > 8.0%      > $9,527     > 10.0%
          Charter Bank & Trust                     $ 12,218       14.1%      > $ 6,957    > 8.0%      > $8,696     > 10.0%
                                                                             -            -           -            -

        Tier I Capital (to risk-weighted assets)
          Consolidated                             $ 26,556       14.7%      > $ 7,242    > 4.0%           N/A
          Mountain National Bank                   $ 14,699       15.4%      > $ 3,810    > 4.0%      > $5,715     >  6.0%
          Charter Bank & Trust                     $ 11,131       12.8%      > $ 3,479    > 4.0%      > $5,218     >  6.0%
                                                                             -            -           -            -

        Tier I Capital (to average assets)
          Consolidated                             $ 26,556       11.3%      > $ 7,054    > 3.0%           N/A
          Mountain National Bank                   $ 14,699       12.5%      > $ 3,536    > 3.0%      > $5,893     >  5.0%
          Charter Bank & Trust                     $ 11,131        9.5%      > $ 3,515    > 3.0%      > $5,858     >  5.0%
                                                                             -            -           -            -

                                                                                                           TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                                  FOR CAPITAL           PROMPT CORRECTIVE
                                                           ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                    AMOUNT       RATIO         AMOUNT      RATIO        AMOUNT      RATIO
                                                    (000'S)                   (000'S)                   (000'S)
     As of December 31, 1995
       Total capital (to risk-weighted assets)
          Consolidated                             $ 24,992       16.1%      > $12,437    > 8.0%       >    N/A
          Mountain National Bank                   $ 13,743       16.6%      > $ 6,618    > 8.0%       > $8,273     > 10.0%
          Charter Bank & Trust                     $ 10,403       14.2%      > $ 5,847    > 8.0%       > $7,309     > 10.0%
                                                                             -            -            -            -

       Tier I Capital (to risk-weighted assets)
          Consolidated                             $ 22,582       14.5%      > $ 6,218    > 4.0%            N/A
          Mountain National Bank                   $ 12,839       15.5%      > $ 3,309    > 4.0%       > $4,964     >  6.0%
          Charter Bank & Trust                     $  9,330       12.8%      > $ 2,924    > 4.0%       > $4,386     >  6.0%
                                                                             -            -            -            -

       Tier I Capital (to average assets)
          Consolidated                             $ 22,582       11.2%      > $ 6,055    > 3.0%            N/A
          Mountain National Bank                   $ 12,839       12.8%      > $ 3,014    > 3.0%       > $5,023     >  5.0%
          Charter Bank & Trust                     $  9,330        9.8%      > $ 2,843    > 3.0%       > $4,739     >  5.0%
                                                                             -            -            -            -


     Banking regulations restrict the amount of dividends which the Banks may pay to the Company without obtaining prior approval from their respective regulators. Under these regulations, retained earnings of the Banks available for payment of dividends to the Company without prior regulatory approval at December 31, 1996 is approximately $5,400,000.

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  CONDENSED FINANCIAL STATEMENTS OF HOLDING COMPANY

     Following are the condensed balance sheets of Merit Holding Corporation at December 31, 1996 and 1995, and the related condensed statements of income and of cash flows for the three years ended December 31, 1996.

                               BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                 1996                1995
     ASSETS
     Cash                                                               $        425,204    $        321,648
     Investment in bank subsidiaries                                          26,401,318          22,902,272
     Organizational costs                                                              -               4,585
     Other assets                                                                141,190              88,012
                                                                        ----------------    ----------------
                                                                        $     26,967,712    $     23,316,517
                                                                        ================    ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Dividends payable                                                  $        148,165    $              -
     Other liabilities                                                            20,000               5,000
     Shareholders' equity                                                     26,799,547          23,311,517
                                                                        ----------------    ----------------
                                                                        $     26,967,712    $     23,316,517
                                                                        ================    ================

                             STATEMENTS OF INCOME

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                1996              1995              1994
Dividends from bank subsidiaries                          $           -     $      40,000     $      259,000
Operating expenses                                             (156,411)         (173,043)          (191,257)
                                                          -------------     -------------     --------------
(Loss) income before income taxes and
   equity in earnings of bank subsidiaries                     (156,411)         (133,043)            67,743
Income tax benefit (expense)                                     53,179              (618)            64,947
                                                          -------------     -------------     --------------
Income (loss) before equity in earnings of
   bank subsidiaries                                           (103,232)         (133,661)           132,690
Undistributed equity in earnings of
   subsidiaries                                               3,606,524         3,140,044          1,659,819
                                                          -------------     -------------     --------------
Net income                                                $   3,503,292     $   3,006,383     $    1,792,509
                                                          =============     =============     ==============

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              1996              1995               1994
Cash flows from operating activities
  Net income                                            $     3,503,292     $    3,006,383     $    1,792,509
  Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities
        Undistributed equity in income
          of bank subsidiaries                               (3,606,524)        (3,140,044)        (1,659,819)
        Amortization of organizational costs                      4,584             11,001             11,001
        (Increase) decrease in other assets                     (53,179)               618            (64,949)
        Increase in other liabilities                            15,000              3,150              1,850
                                                        ---------------    ---------------     --------------
  Net cash (used in) provided by
     operating activities                                      (136,827)          (118,892)            80,592
                                                        ---------------    ---------------     --------------
Cash flows from financing activities
  Purchase of fractional and dissenting
     shares in pooling                                                -                  -             (1,850)
  Exercise of stock options                                     240,383            433,792
  Purchase of treasury stock                                          -                  -            (75,000)
                                                        ---------------    ---------------     --------------
     Net cash provided by (used in)
        financing activities                                    240,383            433,792            (76,850)
                                                        ---------------    ---------------     --------------
Net increase in cash                                            103,556            314,900              3,742
Cash at beginning of the period                                 321,648              6,748              3,006
                                                        ---------------    ---------------     --------------
Cash at end of the period                               $       425,204    $       321,648     $        6,748
                                                        ===============    ===============     ==============
Supplemental data
  Dividend declared                                     $       148,165    $             -     $            -
                                                        ===============    ===============     ==============

MERIT HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA



                                                    1996 QUARTERS                                  1995 QUARTERS
                                       --------------------------------------         -------------------------------------
                                       FOURTH     THIRD     SECOND      FIRST         FOURTH     THIRD     SECOND     FIRST
     Total interest and dividend
        income                         $ 4,795    $ 4,580   $ 4,229   $ 4,052         $ 4,192    $ 4,089   $ 4,036   $ 3,742
     Net interest income                 3,152      2,930     2,743     2,651           2,687      2,599     2,652     2,542
     Provision for loan losses             150        165       165       165             484        210       210       150
     Total non-interest income             330        293       362       283             361        331       692       317
     Total non-interest expense          1,893      1,660     1,592     1,487           1,471      1,456     1,624     1,682
     Income before income taxes          1,439      1,398     1,348     1,281           1,094      1,265     1,509     1,026
     Net income                            919        896       863       825             675        778       928       625
     Earnings per share                    .21        .21       .20       .19             .13        .19       .22       .16
     Dividends per share                   .04          -         -         -               -          -         -         -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no occurrence requiring a response to this Item.


                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-KSB, the information required by Part III of Form 10-KSB is, pursuant to General Instruction G(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider
Participation," which information is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, Registration No. 33-39451 ("1991 S-4"), (ii) the Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 10-K"),
(iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 ("1993 10-KSB"), (iv)
the Annual Report on Form 10-KSB for the year ended December 31, 1994 ("1994 10-KSB"), (v) a Registration Statement on Form S-4 for the Registrant, Registration No. 33-84634 ("1994 S-4") or (vi) the Annual Report on Form 10-KSB for the year ended December 31, 1995 ("1995 10-KSB"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


Exhibit No.                             Description of Exhibit
-----------                 ----------------------------------------------------
    *2.1          -         Agreement and Plan of Merger, including exhibits
                            thereto, among Mountain Holding Corporation,
                            Charter Bank & Trust Co. and Mountain Acquisition
                            Corporation, dated as of September 13, 1994 (1994
                            S-4).

 *3(i).1          -         Articles of Incorporation dated November 26, 1990
                            (1991 S-4, Exhibit 3.1).

 *3(i).2          -         Articles of Amendment dated January 8, 1991 (1991
                            S-4, Exhibit 3.2).

 *3(i).3          -         Articles of Amendment dated August 25, 1994 (1994
                            S-4).

*3(ii).1          -         By-Laws adopted November 27, 1990 (1991 S-4,
                            Exhibit 3.3).

*3(ii).2          -         Amendment to Bylaws adopted December 30, 1994 (1994
                            10-KSB).

    *4.1          -         Specimen Common Stock Certificate (1991 S-4).

    *4.2          -         Form of Merit Warrant Agreement (1994 S-4).

   *10.1          -         Employment Agreement dated September 1, 1995 by and
                            among the Registrant, Mountain National Bank and J.
                            Randall Carroll (1995 10-KSB).

   *10.2          -         Data Processing Agreement dated March 1, 1988
                            between Mountain National Bank and Financial Data
                            Dimensions, Inc. (now ProVesa, Inc.) (1991 S-4).

   *10.3          -         1991 Incentive Stock Option Plan of Registrant, as
                            amended (1991 10-K).

   *10.5          -         Employment Agreement dated September 1, 1995 by and
                            among the Registrant, Charter Bank and Trust Co.
                            and Ronald H. Francis (1995 10-KSB).

   *10.6          -         Lease Agreement dated June 15, 1994 between Charter
                            Bank and Trust Co. and Stillhouse Associates, Ltd.
                            (1994 10-KSB).

   *10.7          -         Lease Agreement dated September 14, 1988 between
                            Charter Bank and Trust Co. and Dehco, Inc. (1994
                            10-KSB).

   *10.8          -         Data Processing Service Agreement dated December
                            30, 1994 between Charter Bank and Trust Co. and
                            FiServe Basis, Inc. (1994 10-KSB).

   *10.9          -         Lease Agreement dated December 1, 1995 between
                            Mountain National Bank and Sullivan 75, L.P. (1995
                            10-KSB).

   *22.1          -         Subsidiaries of the Registrant (1994 10-KSB).

    23.1          -         Consent of Price Waterhouse LLP.

    27            -         Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MERIT HOLDING CORPORATION



Date: March 17, 1997                           By: /s/ J. Randall Carroll
                                                   -----------------------------
                                                   J. Randall Carroll Chairman
                                                   of the Board, and Chief
                                                   Executive Officer


Date: March 17, 1997                           By: /s/ Ronald H. Francis
                                                   -----------------------------
                                                   Ronald H. Francis President
                                                   and Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                                    Title                                  Date
         ---------                                    -----                                  ----
/s/ J. Randall Carroll                       Chairman of the Board,                     March 17, 1997
----------------------------                 and Chief Executive Officer
J. Randall Carroll


/s/ Michael J. Coles                         Director                                   March 17, 1997
----------------------------
Michael J. Coles


/s/ Ronald H. Francis                        President, Chief Financial                 March 17, 1997
----------------------------                 Officer and Director
Ronald H. Francis


/s/ Patrick H. Hickok                        Director                                   March 17, 1997
----------------------------
Patrick H. Hickok


/s/ Walter J. McCloud,II                     Director                                   March 17, 1997
----------------------------
Walter J. McCloud, II

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
23.1                     Consent of Price Waterhouse LLP
27                       Financial Data Schedule (for SEC use only)