Form 10-Q
period 1997-03-31
MERIT HOLDING CORP /GA
filed 1997-05-06
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
   MARCH 31, 1997                                                   0-25938

                          MERIT HOLDING CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      GEORGIA                                                       58-1934011
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


          5100 LAVISTA ROAD, P. O. BOX 49, TUCKER, GEORGIA 30085-0049
-------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:           770-491-8808


                                 Not Applicable
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X                              NO
                          -------                             ------
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                              3,713,233
-----------------------------                  --------------------------------
         Class                                 Outstanding as of April 30, 1997

Part I         FINANCIAL INFORMATION

Item 1. Financial Statements


                           MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                              March 31,     December 31,
                                                                                                 1997            1996
                                     ASSETS                                                 -------------   -------------

       Cash and due from banks                                                              $  11,294,753   $  14,295,260
       Federal funds sold and other short-term investments                                      5,078,266       7,759,285
       Interest bearing deposits with other
         financial institutions                                                                   100,000         100,000
       Investment securities, at cost (market
         value of $1,405,369 and $1,666,200 respectively)                                       1,522,432       1,757,813
       Mortgage-backed securities  available for sale                                           6,369,181       6,987,783
       Securities available for sale  (Note 4)                                                 36,650,078      36,493,983
       Federal Reserve Bank stock                                                                 299,850         299,850
       Federal Home Loan Bank stock                                                             1,262,700       1,041,600
       Loans, less allowance for loan losses
         of $2,847,911 and $2,771,784 (Notes 2 and 3)                                         160,110,888     157,915,964
       Real estate owned                                                                          425,619         110,747
       Premises and equipment, net                                                              5,767,900       5,633,032
       Accrued interest receivable and other assets                                             3,983,490       3,784,986
                                                                                            -------------   -------------

             Total assets                                                                   $ 232,865,157   $ 236,180,303
                                                                                            =============   =============


            LIABILITIES AND STOCKHOLDERS' EQUITY


       Deposits:
         Demand                                                                             $  54,434,279   $  57,396,092
         Checking with interest                                                                27,626,664      27,227,950
         Money-market accounts                                                                 35,844,202      34,457,084
         Savings                                                                                3,586,568       3,508,905
         Time, $100,000 and over                                                               22,192,007      25,916,972
         Other time                                                                            46,729,020      44,189,759
                                                                                            -------------   -------------

                                                                                              190,412,740     192,696,762

       Short-term borrowings                                                                    8,506,986      11,715,438
       Long-term debt                                                                           3,936,864       3,085,796
       Accrued interest payable and other liabilities                                           2,606,402       1,882,759
                                                                                            -------------   -------------

             Total liabilities                                                                205,462,992     209,380,755
                                                                                            -------------   -------------

       Stockholders' equity
         Common stock, $2.50 par value; 10,000,000 shares
           authorized; 3,713,233 and 3,704,102 shares issued and
           outstanding, respectively                                                            9,283,083       9,260,255
         Paid-in capital                                                                        8,079,429       8,061,624
         Retained earnings                                                                     10,098,436       9,314,117
         Unrealized (losses) gains on securities available for sale, net of tax                   (58,783)        163,552
                                                                                            -------------   -------------

             Total stockholders' equity                                                        27,402,165      26,799,548
                                                                                            -------------   -------------

             Total liabilities and stockholders'
                equity                                                                      $ 232,865,157   $ 236,180,303
                                                                                            =============   =============




                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                                         For the three month period ended
                                                                                                    March 31,
                                                                                               1997           1996
                                                                                            -----------     -----------
         Interest and dividend income:
           Interest and fees on loans                                                       $ 3,952,749     $ 3,334,382
           Interest on securities                                                               712,167         616,360
           Interest on federal funds sold
             and other short-term investments                                                    58,964          81,606
           Interest on time deposits with other
             financial institutions                                                               1,521           2,987
           Dividends on Federal Reserve Bank stock                                                4,498           4,498
           Dividends on Federal Home Loan Bank stock                                             20,455          12,548
                                                                                            -----------     -----------

               Total interest and dividend income                                             4,750,354       4,052,381

         Interest expense on deposits                                                         1,406,221       1,324,067
         Interest expense on long-term debt                                                      61,717          41,790
         Interest expense on short-term borrowings                                              129,329          35,887
                                                                                            -----------     -----------

               Total interest expense                                                         1,597,267       1,401,744
                                                                                            -----------     -----------

         Net interest income                                                                  3,153,087       2,650,637

         Provision for loan losses                                                              150,000         165,000
                                                                                            -----------     -----------

         Net interest income after
           provision for loan losses                                                          3,003,087       2,485,637
                                                                                            -----------     -----------

         Non-interest income:
           Service charges and fees on deposits                                                 270,538         201,275
           Gain on sale of SBA loans                                                                852             852
           Mutual fund sales fees                                                                 8,782           5,448
           Other income                                                                          76,284          75,006
                                                                                            -----------     -----------

               Total non-interest income                                                        356,456         282,581
                                                                                            -----------     -----------

         Non-interest expense:
           Salaries and other personnel                                                         977,191         868,952
           Occupancy and equipment                                                              274,815         214,370
           Advertising and marketing                                                             28,159          20,268
           Legal                                                                                131,000          30,000
           Data processing                                                                       44,596          31,385
           FDIC fees                                                                              2,166           4,386
           Other operating                                                                      474,619         318,130
                                                                                            -----------     -----------

               Total non-interest expense                                                     1,932,546       1,487,491
                                                                                            -----------     -----------

         Income before income taxes                                                           1,426,997       1,280,727

         Provision for income taxes                                                             494,149         456,024
                                                                                            -----------     -----------

         Net income                                                                         $   932,848     $   824,703
                                                                                            ===========     ===========

         Net income per share                                                               $       .21     $       .19
                                                                                            ===========     ===========





                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                        For the three month period ended
                                                                                                       March 31,
                                                                                               1997            1996
                                                                                            -----------     -----------
Cash flows from operating activities:
   Net income                                                                              $    932,848    $    824,703
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                         132,968         108,466
          Net amortization of premiums on securities                                             10,270          15,484
          Provision for loan losses                                                             150,000         165,000
          Gain on sale of SBA loans                                                                (852)           (852)
          Gain on sale of other real estate                                                                      (8,639)
          Decrease in interest receivable                                                        33,103         142,332
          Decrease  (increase) in interest payable                                              111,287        (139,187)
          Increase in accrued expenses and other liabilities                                    594,055         592,767
          Increase in prepaid expenses and other assets                                        (551,883)       (627,262)
                                                                                           ------------    ------------

        Net cash provided by operating activities                                             1,411,796       1,072,812
                                                                                           ------------    ------------

Cash flows from investing activities:
   Purchases of "available for sale" investment securities                                   (1,000,000)       (761,762)
   Proceeds from maturities of "held to maturity" investment securities                         235,000
   Proceeds from maturities of "available for sale" investment securities                     1,094,012         975,422
   Purchases of Federal Home Loan Bank stock                                                   (221,100)        (52,300)
   Proceeds from sale of other real estate                                                                      237,275
   Loans made to customers, net                                                              (2,344,066)     (2,460,080)
   Capital expenditures                                                                        (256,396)       (175,054)
                                                                                           ------------    ------------

        Net cash used in investing activities                                                (2,492,550)     (2,236,499)
                                                                                           ------------    ------------

Cash flows from financing activities:
   Repayment of short-term borrowing                                                         (1,000,000)
   Net increase (decrease) in Federal Home Loan Bank advances                                   851,068         (32,443)
   Net decrease in deposits                                                                  (2,284,022)     (1,063,510)
   Net decrease in securities sold under
      agreements to repurchase                                                               (2,208,452)     (1,103,717)
   Exercise of stock warrants                                                                    40,634         207,881
                                                                                           ------------    ------------

        Net cash used by financing activities                                                (4,600,772)     (1,991,789)
                                                                                           ------------    ------------


Net decrease in cash and cash equivalents                                                    (5,681,526)     (3,155,476)

Cash and cash equivalents at beginning of period                                             22,054,545      26,752,927
                                                                                           ------------    ------------

Cash and cash equivalents at end of period                                                 $ 16,373,019    $ 23,597,451
                                                                                           ============    ============

Supplemental data:
   Interest paid                                                                           $  1,500,399    $  1,540,932
                                                                                           ============    ============

   Income taxes paid                                                                       $          0    $    442,000
                                                                                           ============    ============





                    (notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH  31, 1997
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - LOANS
--------------

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of :
(in thousands)
                                            March  31, 1997             December 31, 1996
                                            ---------------             -----------------
Commercial                                 $ 93,146       57%          $ 91,125       57%
Real estate - construction
   and land development                      33,767       21%            34,407       21%
Real estate - mortgages                      21,571       13%            20,242       13%
Installment and other
  Consumer                                   14,272        9%            14,686        9%
Other                                           203        0%               228        0%
                                           --------     -----          --------     -----

                                            162,959      100%           160,688      100%
Less allowance for loan losses               (2,848)                     (2,772)
                                           --------                    --------
                                           $160,111                    $157,916
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

Activity in the allowance for loan losses for the three months ended March 31, 1997 and March 31, 1996 follows:

                                                March 31, 1997          March  31,1996
                                                --------------          --------------
Balance, January 1                              $ 2,771,784             $ 2,543,408
Provision charged to expense                        150,000                 165,000
Net charge-offs                                     (73,873)                (26,526)
                                                -----------             -----------

Balance, March 31                               $ 2,847,911             $ 2,681,882
                                                ===========             ===========

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE AND HELD -TO-MATURITY

Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity. Securities held-to-maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1997 and December 31, 1996 are presented below:

                                                                    1997
                                                                   Gross            Gross         Estimated
                                                Amortized        Unrealized      Unrealized         Market
                                                  Cost             Gains            Losses           Value
                                              -------------     ------------     -----------     -----------

U.S. Government Agencies                      $ 1,000,000       $         -      $ 121,950       $   878,050
Tax exempt bonds                                  522,432            10,197          5,310           527,319
                                              -----------       -----------      ---------       -----------


                                              $ 1,522,432       $    10,197      $ 127,260       $ 1,405,369
                                              ===========       ===========      =========       ===========

                                                                     1996
                                                                    Gross          Gross          Estimated
                                                Amortized        Unrealized      Unrealized          Market
                                                  Cost              Gains          Losses             Value
                                              -----------       -----------      ---------       -----------


U.S. Government Agencies                      $ 1,000,000       $         -      $ 104,940       $   895,060
Tax exempt bonds                                  757,813            14,410          1,083           771,140
                                              -----------       -----------      ---------       -----------

                                              $ 1,757,813       $    14,410      $ 106,023       $ 1,666,200
                                              ===========       ===========      =========       ===========

The amortized cost and estimated market value of investment securities available-for-sale at March 31, 1997 and December 31, 1996 are presented below:

                                                                       1997
                                                                  Gross            Gross         Estimated
                                               Amortized        Unrealized       Unrealized         Market
                                                  Cost            Gains            Losses            Value
                                              -----------       -----------      ---------       ------------
U.S. Treasuries                               $ 13,960,101      $    28,912      $   8,857       $ 13,980,156
U.S. Government Agencies                        22,776,904           52,599        159,581         22,669,922
Mortgage-backed certificates                     6,377,064           26,560         34,443          6,369,181
                                              ------------      -----------      ---------       ------------

                                              $ 43,114,069      $   108,071      $ 202,881       $ 43,019,259
                                              ============      ===========      =========       ============


                                                                     1996
                                                                   Gross          Gross           Estimated
                                                Amortized       Unrealized      Unrealized            Market
                                                  Cost             Gains          Losses               Value
                                              ------------      ----------      ----------       ------------

U.S.Treasuries                                $ 13,950,786      $   96,707      $      151       $ 14,047,342
U.S. Government Agencies                        22,286,193         205,283          44,835         22,446,641
Mortgage-backed certificates                     6,980,992          34,990          28,199          6,987,783
                                              ------------      ----------      ----------       ------------

                                              $ 43,217,971      $  336,980      $   73,185       $ 43,481,766
                                              ============      ===========      =========       ============


NOTE 5 - NET INCOME PER SHARE

The Company is required to calculate net income per share based on the "modified treasury stock" method. Under this method, net income and weighted average shares are adjusted for the effects of assumed exercise of common stock equivalents. The number of shares used to compute earnings per share for the three months ended March 31, 1997 was 4,450,559 and 4,317,587 for the three months ended March 31, 1996.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which prescribes accounting standards to be followed when the Company transfers control over financial assets to third parties. SFAS 125 is effective for the Company for transactions occurring after December 31, 1996; however, the FASB has delayed implementation of certain of the provisions of SFAS 125 for one year. The Company does not believe this Statement will have a significant impact on its financial statements based upon the current scope of the Company's operations.

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement has been adopted , the earnings per share for the first quarter of 1997 and 1996 would have been $.25 and $.22, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for
the three months ended March 31, 1997 and 1996.   The  Company's operating
subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the first quarter of 1997 was $932,848, a 13.1% increase compared to $824,703 for the same period in 1996. Earnings per share
increased to $.21    in the first quarter of 1997 compared to $ .19 for the
same period in 1996. The increase in net income resulted primarily from an increase of $502,450, or 19.0%, in net interest income; an increase of $73,875, or 26.1%, in non-interest income; offset by an increase of $445,055, or 29.9%, in non- interest expense.

Return on average equity for the three months ended March 31, 1997 was 13.70% on average equity of $27,235,000, compared to 13.78% on average equity of
$23,936,000    for the same period in 1996.  Return on average assets of
$233,094,000 for the three months ended March 31, 1997 was 1.60%, compared to 1.68% on average assets of $196,844,000 for the same period in 1996.

Total assets at March 31, 1997 were $232,865,000, down slightly from total assets of $236,180,000 at December 31, 1996. Total average assets for the first three months of 1997 were $233,094,000, up $36,250,000, or 18.4% from the same period in 1996. Average loans for the first quarter of 1997 were $159,429,000, up $27,557,000, or 20.9% over the same period in 1996. The loan growth was funded by increased average interest-bearing deposits, up $16,472,000, or 13.7%, higher short term borrowings, up $8,390,000, or 237.1%, and higher average noninterest-bearing deposits, up $6,845,000, or 15.3%.

On January 15, 1997, the Company paid an initial regular quarterly dividend of $.04 per share. The Company paid a second quarter dividend of $.04 per share on April 15 , 1997.

Net interest income for the first quarter of 1997 increased $502,450 or 19.0% over the first quarter of 1996. The net interest margin for the three months ended March 31, 1997 was 5.97% on average total earning assets of $211,210,000. For the same period in 1996, the net interest margin was 5.95% on average earning assets of $178,121,000. The increase in net interest income is the result of growth in average earning assets outstanding of $33,089,000 in 1997 over 1996, and a decrease in the rate paid on interest-bearing liabilities from 4.45% in the first quarter of 1996 to 4.20% in the same period in 1997, partly offset by slightly lower yields on earning assets, down 10 basis points in the first quarter of 1997 from the first quarter of 1996.

The provision for loan losses for the first quarter of 1997 was $150,000
compared to        $165,000 in the first quarter of 1996.  The allowance for
loan losses at March 31, 1997 was $2,847,911 compared to $2,771,784 at December 31, 1996. At March 31, 1997 and December 31, 1996, the allowance for loan losses represented 1.75% and 1.73% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses are based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the three months ended March 31, 1997, charged-off loans totaled $73,873 net of recoveries, or .05% of total loans outstanding. This compares to $26,526 or .02% through the three months ended March 31, 1996. At March 31, 1997, the Company had aggregate non-accrual loans of $1,136,292 compared to $1,062,206 at December 31, 1996. The ratio of non- performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.70% at March 31, 1997 compared to 0.66% at December 31, 1996 and 1.07% at March 31, 1996.

Included in other assets is a receivable of $685,000 from SouthTrust Bank of Georgia, N.A. ("SouthTrust) which failed to remit to Mountain amounts it received from customers of an insolvent lender who had sold participations in loans to Mountain. Mountain believes an additional $250,000 is due Mountain from SouthTrust for another participation loan which SouthTrust assumed. These transactions are the subject of a lawsuit initiated in August 1995 by Mountain and three other lenders contending that SouthTrust improperly seized these loan repayments which Mountain and the other plaintiffs claim are due them by virtue of their direct ownership interest in these loans. SouthTrust contends, among other things, that it had not consented to the original sale of these participations to Mountain and these other lenders as permitted by its arrangements with the originator of these loans and that it had rights superior to Mountain and the other lenders in the loan repayments. On September 30, 1996, Mountain and the other plaintiffs amended their lawsuits against SouthTrust alleging additional claims, including conversion and violations of the Georgia RICO statutes. Management of Mountain intends to vigorously pursue this action.

At March 31, 1997, the Company owned three foreclosed residential properties carried in other real estate owned totaling $425,619. One of the properties was sold on April 17, 1997 at a small gain. The Company does not anticipate any material loss on the sale of the remaining properties.

At March 31, 1997, the Company had $8,506,986 in short-term borrowings compared to $11,715,438 at year ended December 31, 1996. Short-term borrowings include $5,224,924 in securities sold under agreements to repurchase with customers and $3,000,000 in borrowings from the Federal Home Loan Bank of Atlanta (FHLB").

Long-term debt at March 31, 1997 was $3,936,864 compared to $3,085,796 at year end December 31, 1996. Long-term debt consists of advances from the FHLB for the purpose of match funding loans. One new advance of $1,000,000 was obtained in the first quarter of 1997.

Non-interest income increased $73,875 or 26.1% during the first quarter ended March 31, 1997 as compared to the same period in 1996. This change resulted mainly from higher service charges on deposits, up $69,263, or 34.4%, over the first quarter of 1996. The service fee increase is attributable to increased volumes, while fee rates were basically unchanged.

Non-interest expense increased $445,055 or 29.9% for the three months ended March 31, 1997 as compared to the same period in 1996. Salaries and other personnel expenses increased $108,239, or 12.4%, and occupancy and equipment expense increased $60,445, or 28.2%, partly the result of Mountain opening a new combined branch/operations center in April 1996, and Charter opening a new branch in November 1996. Legal expense increased $101,000, or 336.7%, for the first quarter of 1997 compared to the same period in 1996, as a result of the lawsuit discussed above. Other operating expenses rose $156,489, or 49.2%, in 1997 compared to 1996, attributable to the continued growth of the Company. Management continues to closely monitor operating expenses.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1997 the Company's tier I risk- based capital was 15.1% and total risk-based capital was 16.3%, compared to 14.7% and 15.9% at year-ended December 31, 1996, respectively. At March 31, 1997 the Company's leverage ratio was 13.7% compared to 11.3% at December 31, 1996.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a 'well capitalized' financial institution.


LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At March 31, 1997 the Company had $7,638,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At March 31, 1997 and December 31, 1996, the Company had federal funds lines of credit from other banks totaling $22,750,000 and $20,500,000, respectively to meet short term funding needs. There were no amounts outstanding under these short term commitments at March 31, 1997.

There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Part II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   MERIT HOLDING CORPORATION



Date:  April 30, 1997                              /S/ J. Randall Carroll
       --------------                              ----------------------
                                                   J. Randall Carroll
                                                   Chairman and
                                                   Chief Executive Officer




Date:  April 30, 1997                              /S/ Ronald H. Francis
       --------------                              ---------------------
                                                   Ronald H. Francis
                                                   President and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)