Form 10-Q
period 1997-06-30
MERIT HOLDING CORP /GA
filed 1997-08-08
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number
       JUNE 30, 1997                                            0-25938

                           MERIT HOLDING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                           58-1934011
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

          5100 LAVISTA ROAD, P. O. BOX 49, TUCKER, GEORGIA 30085-0049
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:        770-491-8808

                                 Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X                   NO
                          ------                   --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $2.50 Par Value                         3,714,233
   -----------------------------             -------------------------------
               Class                         Outstanding as of July 31, 1997

                      Part I         FINANCIAL INFORMATION

Item 1.  Financial Statements


                          MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
                                 (Unaudited)

                                                                 June 30,             December 31,
                                                                   1997                   1996
                                                             ---------------        ---------------
                            ASSETS

         Cash and due from banks                             $    13,337,817        $    14,295,260
         Federal funds sold and other short-term investments       9,883,045              7,759,285
         Interest bearing deposits with other
           financial institutions                                    100,000                100,000
         Investment securities, at cost (market
           value of $1,427,989 and $1,666,200 respectively)        1,522,052              1,757,813
         Mortgage-backed securities  available for sale            2,816,848              6,987,783
         Securities available for sale  (Note 4)                  40,127,319             36,493,983
         Federal Reserve Bank stock                                  299,850                299,850
         Federal Home Loan Bank stock                              1,262,700              1,041,600
         Loans, less allowance for loan losses
           of $2,967,045 and $2,771,784 (Notes 2 and 3)          160,766,683            157,915,964
         Real estate owned                                           166,579                110,747
         Premises and equipment, net                               5,665,593              5,633,032
         Accrued interest receivable and other assets              3,337,618              3,784,986
                                                             ---------------        ---------------
               Total assets                                  $   239,286,104        $   236,180,303
                                                             ===============        ===============


              LIABILITIES AND STOCKHOLDERS' EQUITY


         Deposits:
           Demand                                            $    54,871,054        $    57,396,092
           Checking with interest                                 27,597,340             27,227,950
           Money-market accounts                                  33,865,399             34,457,084
           Savings                                                 2,899,139              3,508,905
           Time, $100,000 and over                                23,132,067             25,916,972
           Other time                                             51,073,355             44,189,759
                                                             ---------------        ---------------
                                                                 193,438,354            192,696,762

         Short-term borrowings                                    10,535,621             11,715,438
         Long-term debt                                            4,315,556              3,085,796
         Accrued interest payable and other liabilities            2,603,493              1,882,759
                                                             ---------------        ---------------

               Total liabilities                                 210,893,024            209,380,755
                                                             ---------------        ---------------

         Stockholders' equity
           Common stock, $2.50 par value; 10,000,000 shares
             authorized; 3,714,233 and 3,704,102 shares
             issued and outstanding, respectively                  9,285,583              9,260,255
           Paid-in capital                                         8,087,179              8,061,624
           Retained earnings                                      11,000,391              9,314,117
           Unrealized (losses) gains on securities
             available for sale, net of tax                           19,927                163,552
                                                             ---------------        ---------------
               Total stockholders' equity                         28,393,080             26,799,548
                                                             ---------------        ---------------

               Total liabilities and stockholders'
                  equity                                     $   239,286,104        $   236,180,303
                                                             ===============        ===============


                (See notes to consolidated financial statements)

                          MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                                     For the three month period ended              For the six month period ended
                                                                June 30,                                     June 30,
                                                     1997                   1996                   1997                   1996
                                               ---------------        ---------------        ---------------        ---------------
    Interest and dividend income:
      Interest and fees on loans               $     4,192,049        $     3,445,348        $     8,144,798        $     6,779,730
      Interest on securities                           707,705                619,976              1,419,872              1,236,336
      Interest on federal funds sold
        and other short-term investments                90,051                142,867                149,015                224,473
      Interest on time deposits with other
        financial institutions                           1,539                  2,987                  3,060                  5,974
      Dividends on Federal Reserve Bank stock            4,497                  4,497                  8,995                  8,995
      Dividends on Federal Home Loan Bank
        stock                                           22,508                 13,471                 42,963                 26,019
                                               ---------------        ---------------        ---------------        ---------------
          Total interest and dividend income         5,018,349              4,229,146              9,768,703              8,281,527

    Interest expense on deposits                     1,437,068              1,390,343              2,843,289              2,714,410
    Interest expense on FHLB advances                   74,536                 41,709                136,253                 83,499
    Interest expense on short-term borrowings          117,667                 54,222                246,996                 90,109
                                               ---------------        ---------------        ---------------        ---------------
          Total interest expense                     1,629,271              1,486,274              3,226,538              2,888,018
                                               ---------------        ---------------        ---------------        ---------------
    Net interest income                              3,389,078              2,742,872              6,542,165              5,393,509

    Provision for loan losses                          150,000                165,000                300,000                330,000
                                               ---------------        ---------------        ---------------        ---------------
    Net interest income after
      provision for loan losses                      3,239,078              2,577,872              6,242,165              5,063,509
                                               ---------------        ---------------        ---------------        ---------------

    Non-interest income:
      Service charges and fees on deposits             259,604                176,427                530,142                377,702
      Loss on sales of available-for-sale
        securities                                     (32,196)                                      (32,196)
      Mutual fund sales fees                            13,374                 34,209                 22,156                 39,657
      Other income                                      73,537                151,842                150,673                227,700
                                               ---------------        ---------------        ---------------        ---------------
          Total non-interest income                    314,319                362,478                670,775                645,059
                                               ---------------        ---------------        ---------------        ---------------

    Non-interest expense:
      Salaries and other personnel                     915,356                795,451              1,892,547              1,614,203
      Occupancy and equipment                          284,220                239,686                559,035                454,056
      Advertising and marketing                         28,749                 24,418                 56,908                 44,686
      Legal                                            131,000                 66,000                262,000                 96,000
      Data processing                                   44,728                 33,536                 89,324                 64,921
      Directors' fees                                   68,500                 67,000                133,900                126,200
      Other operating                                  466,259                365,784                877,644                679,300
                                               ---------------        ---------------        ---------------        ---------------
          Total non-interest expense                 1,938,812              1,591,875              3,871,358              3,079,366
                                               ---------------        ---------------        ---------------        ---------------

    Income before income taxes                       1,614,585              1,348,475              3,041,582              2,629,202

    Provision for income taxes                         564,100                485,325              1,058,249                941,349
                                               ---------------        ---------------        ---------------        ---------------
    Net income                                 $     1,050,485        $       863,150        $     1,983,333        $     1,687,853
                                               ===============        ===============        ===============        ===============
    Net income per share                       $           .23        $           .20        $           .44        $           .39
                                               ===============        ===============        ===============        ===============

               (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                          For the six month period ended
                                                                                     June 30,
                                                                            1997                 1996
                                                                      ---------------        ---------------
         Cash flows from operating activities:
            Net income                                                $     1,983,333        $     1,687,853
            Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
                   Depreciation and amortization                              268,706                222,025
                   Net amortization of premiums on securities                  21,472                 32,859
                   Provision for loan losses                                  300,000                330,000
                   Loss on sale of investment securities                       32,196
                   Gain (loss) on sale of other real estate                       299                 (8,642)
                   Increase in interest receivable                            (73,972)              (124,083)
                   Decrease (increase) in interest payable                    108,025                (99,741)
                   Increase in accrued expenses and
                      other liabilities                                       794,336                140,975
                   Decrease (increase) in prepaid expenses and
                      other assets                                            238,280               (776,701)
                                                                      ---------------        ---------------

                 Net cash provided by operating activities                  3,672,675              1,404,545
                                                                      ---------------        ---------------

         Cash flows from investing activities:
            Purchases of "available for sale" investment securities        (5,884,616)            (3,755,200)
            Proceeds from sales of "available for sale" investment
              securities                                                    3,869,209
            Proceeds from maturities of "held to maturity"
              investment securities                                           235,000
            Proceeds from maturities of "available for sale"
              investment securities                                         2,268,444              2,953,427
            Purchases of Federal Home Loan Bank stock                        (221,100)               (46,900)
            Proceeds from sale of other real estate                           110,447                344,274
            Loans made to customers, net                                   (3,150,717)           (10,751,427)
            Capital expenditures                                             (278,386)              (315,447)
                                                                      ---------------        ---------------
                 Net cash used in investing activities                     (3,051,719)           (11,571,273)
                                                                      ---------------        ---------------

         Cash flows from financing activities:
            Repayment of short-term borrowing                                (564,576)
            Net increase (decrease) in Federal Home Loan Bank
              advances                                                      1,229,760                (64,886)
            Net increase in deposits                                          741,593              8,751,621
            Net  increase (decrease) in securities sold under
               agreements to repurchase                                      (615,241)             1,441,209
            Dividends paid                                                   (297,059)
            Exercise of stock warrants                                         50,884                207,881
                                                                      ---------------        ---------------
                 Net cash provided by financing activities                    545,361             10,335,825
                                                                      ---------------        ---------------


         Net increase in cash and cash equivalents                          1,166,317                169,097

         Cash and cash equivalents at beginning of period                  22,054,545             26,752,927
                                                                      ---------------        ---------------

         Cash and cash equivalents at end of period                   $    23,220,862        $    26,922,024
                                                                      ===============        ===============

         Supplemental data:
            Interest paid                                             $     3,128,223        $     2,987,757
                                                                      ===============        ===============

            Income taxes paid                                         $       720,000        $     1,650,000
                                                                      ===============        ===============

                (See notes to consolidated financial statements)

                          MERIT HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of :
(in thousands)

                                                   June 30, 1997              December 31, 1996
                                                   -------------              -----------------
Commercial                                    $   92,762       57%          $ 91,125            57%
Real estate - construction
   and land development                           33,831       21%            34,407            21%
Real estate - mortgages                           25,181       15%            20,242            13%
Installment and other
  Consumer                                        11,785        7%            14,686             9%
Other                                                175        0%               228             0%
                                              ----------      ---           --------           ---
                                                 163,734      100%           160,688           100%
Less allowance for loan losses                    (2,967)                     (2,772)
                                              ----------                    --------
                                              $  160,767                    $157,916
                                              ==========                    ========

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

Activity in the allowance for loan losses for the six months ended June 30, 1997 and June 30, 1996 follows:


                                                June 30, 1997            June 30, 1996
                                                -------------            -------------
Balance, January 1                               $2,771,784                $2,543,408
Provision charged to expense                        300,000                   330,000
Net charge-offs                                    (104,739)                  (26,398)
                                                 ----------                ----------

Balance, June 30                                 $2,967,045                $2,847,010
                                                 ==========                ==========

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1997 and December 31, 1996 are presented below:


                                                                   1997
                                                                Gross        Gross        Estimated
                                             Amortized       Unrealized   Unrealized       Market
                                               Cost            Gains         Losses         Value
                                            ------------    -----------    ---------      ----------
U.S. Government Agencies                    $1,000,000      $         -    $ 103,800      $  896,200
Tax exempt bonds                               522,052           11,314        1,577         531,789
                                            ----------      -----------    ---------      ----------
                                            $1,522,052      $    11,314    $ 105,377      $1,427,989
                                            ===========     ===========    =========      ==========



                                                                   1996
                                                              Gross          Gross        Estimated
                                             Amortized      Unrealized    Unrealized       Market
                                                Cost          Gains         Losses          Value
                                            ----------    -----------      ---------     -----------
U.S. Government Agencies                    $1,000,000    $         -      $ 104,940     $   895,060
Tax exempt bonds                               757,813         14,410          1,083         771,140
                                            ----------    -----------      ---------     -----------

                                            $1,757,813    $    14,410      $ 106,023     $ 1,666,200
                                            ==========    ===========      =========     ===========

The amortized cost and estimated market value of investment securities available-for-sale at June 30, 1997 and December 31, 1996 are presented below:

                                                                   1997
                                                Gross         Gross        Gross          Estimated
                                              Amortized     Unrealized   Unrealized         Market
                                                Cost          Gains        Losses           Value
                                           -------------    ----------   ----------      -----------
U.S. Treasuries                            $  13,980,311    $  24,416      $  9,102      $13,995,625
U.S. Government Agencies                      26,144,833       86,903       100,042       26,131,694
Mortgage-backed certificates                   2,786,882       34,947         4,981        2,816,848
                                           -------------    ---------      --------      -----------

                                           $  42,912,026    $ 146,266      $114,125      $42,944,167
                                           =============    =========      ========      ===========


                                                                     1996
                                                               Gross          Gross        Estimated
                                             Amortized       Unrealized     Unrealized      Market
                                               Cost            Gains          Losses         Value
                                           -------------    -----------     ----------   ------------
U.S.Treasuries                              $13,950,786   $    96,707    $        151     $14,047,342
U.S. Government Agencies                     22,286,193       205,283          44,835      22,446,641
Mortgage-backed certificates                  6,980,992        34,990          28,199       6,987,783
                                            -----------   -----------    ------------     -----------

                                            $43,217,971   $   336,980    $     73,185     $43,481,766
                                            ===========   ===========    ============     ===========


NOTE 5 - NET INCOME PER SHARE

The Company is required to calculate net income per share based on the "modified treasury stock" method. Under this method, net income and weighted average shares are adjusted for the effects of assumed exercise of common stock equivalents. The number of shares used to compute earnings per share for the three months and six months ended June 30, 1997 was 4,499,494 and for the three and six months ended June 30, 1996 was 4,312,808.

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

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement had been adopted, the basic earnings per share for the second quarter of 1997 and 1996 would have been $.28 and $.23 respectively, and for the first six months of 1997 and 1996 would have been $.53 and $.45, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 1997 and 1996. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________

The Company's net income for the second quarter of 1997 was $1,050,485, a 21.7% increase compared to net income of $863,150 for the same period in 1996. Earnings per share was $.23 in the second quarter of 1997 compared to $.20 for the same period in 1996. Net income for the six months ended June 30, 1997 was $1,983,333 compared to $1,687,853 for the same period of 1996, a 17.5%
increase. The increase in net income in the second quarter of 1997 compared to the same period in 1996 was the result of an increase in net interest income of $646,206, or 23.6%, and a $15,000 reduction in the provision for loan losses compared to the second quarter of 1996. These increases were offset by a decline of $48,159, or 13.3%, in non-interest income, and an increase of $346,937, or 21.8%, in non-interest expense. The growth in net income for the six month period ended June 30, 1997 over the corresponding period in 1996 resulted primarily from an increase of $1,148,656, or 21.3%, in net interest income, and an increase of $25,716, or 4.0%, in non-interest income, offset by an increase of $791,992, or 25.7%, in non-interest expense.

Return on average equity for the three months and six months ended June 30, 1997 was 14.98% and 14.39% on average equity of $28,041,000 and $27,583,000, respectively, as compared to 14.11% and 13.95% on average equity of $24,467,000 and $24,195,000, respectively, for the same periods in 1996. Return on average assets for the three months and six months ended June 30, 1997 was 1.77% and 1.69% on average assets of $237,517,000 and $234,564,000 respectively as compared to 1.66% and 1.67% on average assets of $208,212,000 and $202,510,000 for the same periods in 1996.

Total assets at June 30, 1997 were $239,286,000, a 1.3% increase from $236,180,000 at December 31, 1996. Total average assets for the first six months of 1997 were $234,564,000, up $32,054,000, or 15.8% from the same period in 1996. Average loans for the first six months of 1997 were $161,049,000, up $26,763,000, or 19.9% over the same period in 1996. The loan growth was funded by increased average interest-bearing deposits, up $12,821,000, or 10.4%; higher average non-interest bearing deposits, up $8,028,000, or 17.6%; and increased short term borrowings, up $5,819,000, or 127.4%.

Commencing January 15, 1997, the Company has paid a regular quarterly dividend of $.04 per share.

Net interest income for the second quarter of 1997 increased $646,206 or 23.6% over the second quarter of 1996. Net interest income for the six months ended June 30, 1997 increased $1,148,656 or 21.3% over the same period in 1996. The net interest margin for the three months and six months ended June 30, 1997 was 6.20% and 6.16% respectively on average total earning assets of $218,518,000 and $212,556,000, respectively. For the same periods in 1996, the net interest margin was 5.81% and 5.90% respectively on average earning assets of $188,906,000 and $182,876,000. The increase in net interest income reflects the growth in earning assets in 1997 over 1996, a decrease in the average rate paid on interest-bearing liabilities to 4.28% in the first six months of 1997 from 4.42% for the same period in 1996, and a higher yield on earning assets, up 13 basis points to 9.19% in the first six months of 1997 compared to the same period of 1996.

The provision for loan losses for the second quarter of 1997 was $150,000 compared to $165,000 in the second quarter of 1996. The provision for loan losses for the first six months of 1997 was $300,000 compared to $330,000 for the same period in 1996. The allowance for loan losses at June 30, 1997 was $2,967,045 compared to $2,771,784 at December 31, 1996. At June 30, 1997 and
December 31, 1996, the allowance for loan losses represented 1.81% and 1.73% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the six months ended June 30, 1997, charged-off loans totaled $104,739, net of recoveries, or 0.06% of total loans outstanding. This compares to $26,398 or 0.02% through the six months ended June 30, 1996. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.34% at June 30, 1997 compared to 0.66% at December 31, 1996 and 0.88% at June 30, 1996. Net charge-offs in the first quarter and second quarter of 1997 were $73,873 and $30,866, respectively, compared to $26,526 and $(128) (net recovery) in the first and second quarters of 1996, respectively.

During the second quarter of 1997, Mountain received a cash settlement from SouthTrust Bank concerning a lawsuit that was initiated in August 1995 by Mountain against SouthTrust concerning participation loans. Accordingly, the Company's June 30, 1997 balance sheet and income statement reflect the effect of this settlement.

At June 30, 1997, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $166,579. The Company does not anticipate any material loss on the sale of this property.

At June 30, 1997, the Company had $10,535,621 in short-term borrowings compared to $11,715,438 at year ended December 31, 1996. Short-term borrowings include $6,922,000 of securities sold under agreements to repurchase with customers, $1,280,000 of federal funds purchased and $2,000,000 in borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

Long-term debt at June 30, 1997 was $4,315,556 compared to $3,085,796 at year end December 31, 1996. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta for the purpose of match funding loans. One new advance of $1,000,000 was obtained in the first quarter of 1997 and one new advance of $500,000 was obtained in the second quarter of 1997.

Non-interest income decreased $48,159 or 13.3% during the second quarter of 1997 compared to the same period in 1996, and increased $25,716, or 4.0%, for the first six months of 1997 compared to the same period in 1996. In the second quarter of 1997, the Company sold $3.9 million of investment securities from its available-for-sale portfolio, incurring a net loss of $32,196, and simultaneously purchased $3.9 million of securities for its available for sale portfolio. The purchased securities have a net yield improvement of approximately 90 basis points over those sold. There were no security sales in 1996. Other income decreased $78,305 and $77,027, for the second quarter and first six months of 1997, compared to the same periods in 1996. These declines were offset by higher service charges on deposits, up $83,177, or 47.1%, in the second quarter of 1997 compared to 1996, and up $152,440, or 40.4%, for the first six months of 1997 compared to 1996. This increase is the result of increased deposits, as unit service charges were not substantially increased.

Non-interest expense increased $346,937, or 21.8%, for the quarter ended June 30, 1997 as compared to the same period in 1996. Occupancy and equipment expense increased $44,532, or 18.6%, in the second quarter of 1997 compared to the same period in 1996, partly resulting from Mountain opening a new combined branch/operations center in April, 1996 and Charter opening a new full service branch in November, 1996. Legal expense increased $65,000, or 98.5%, for the second quarter of 1997 compared to the same period in 1996 as a result of the lawsuit discussed above. Salaries and other personnel expenses increased $119,905, or 15.1%, and other operating expenses increased $100,475, or 27.5%, in the second quarter of 1997 compared to 1996, as the result of the continued growth of the Company.

Non-interest expense for the six months ended June 30, 1997 increased $791,992, or 25.7%, over the same period in 1996. Salaries and other personnel expenses increased $278,344, or 17.2%, to manage continued growth. Occupancy and equipment expense increased $104,979, or 23.1%, in the first six months of 1997 compared to the same period in 1996, the result of the new branch facilities discussed in the preceding paragraph. Legal expense increased $166,000, or 173%, for the first half of 1997 compared to the same period in 1996 as a result of the lawsuit discussed above. Other operating expenses increased $198,344, or 29.2%, in the first half of 1997 compared to 1996, the result of continuing growth. Management continues to closely monitor operating expenses.

CAPITAL ADEQUACY
____________________________

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1997 the Company's tier I risk-based capital was 15.5% and total risk-based capital was 16.7%, compared to 14.7% and 15.9% at year-ended December 31, 1996, respectively. At June 30, 1997 the Company's leverage ratio was 12.8% compared to 11.3% at December 31, 1996.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a well capitalized financial institution.


LIQUIDITY
_________________________

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At June 30, 1997 the Company had $8,300,642 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At June 30, 1997 and December 31, 1996, the Company had federal funds lines of credit from other banks totaling $25,750,000 and $20,500,000, respectively to meet short term funding needs. There was $1,280,000 outstanding under these short term commitments at June 30, 1997.

There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

Certain statements contained in this filing are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Part II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS.

         On May 8, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: J. Randall Carroll, Michael J. Coles, Ronald H. Francis, Patrick H. Hickok and Walter J. McCloud, II. The number of votes cast for and against the election of each nominee for director was as follows:



           Director                      For              Withhold
           --------                      ---              --------
           J. Randall Carroll          2,420,979            5,668
           Michael J. Coles            2,406,693           19,954
           Ronald H. Francis           2,420,979            5,668
           Patrick H. Hickok           2,420,979            5,668
           Walter J. McCloud, II       2,420,979            5,668


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               MERIT HOLDING CORPORATION



Date:  July 31, 1997           J. Randall Carroll
       -------------           --------------------------------------------
                               J. Randall Carroll
                               Chairman and Chief Executive Officer




Date:  July 31, 1997           Ronald H. Francis
       -------------           --------------------------------------------
                               Ronald H. Francis
                               President and Chief Financial Officer
                               (principal financial and accounting officer)