Form 10-Q
period 1997-09-30
MERIT HOLDING CORP /GA
filed 1997-11-07
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
      SEPTEMBER 30, 1997                                          0-25938

                            MERIT HOLDING CORPORATION

     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

GEORGIA                                                     58-1934011

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

                           YES  X                    NO
                           ------                    --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                     3,923,233
-----------------------------        ----------------------------------
         Class                       Outstanding as of November 4, 1997

                          Part I FINANCIAL INFORMATION

Item 1.    Financial Statements

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                   (Unaudited)


                                                             September 30,   December 31,
                                                                 1997          1996

                                                            ---------------  ------------

                                ASSETS

Cash and due from banks                                       $ 17,397,013   $ 14,295,260
Federal funds sold and other short-term investments             17,557,742      7,759,285
Interest bearing deposits with other
  financial institutions                                                 0        100,000
Investment securities, at cost (market
  value of $1,440,727 and $1,666,200 respectively)               1,521,672      1,757,813
Mortgage-backed securities  available for sale                   3,546,054      6,987,783
Securities available for sale  (Note 4)                         50,183,763     36,493,983
Federal Reserve Bank stock                                         299,850        299,850
Federal Home Loan Bank stock                                     1,262,700      1,041,600
Loans, less allowance for loan losses
  of $2,579,769 and $2,771,784 (Notes 2 and 3)                 169,736,145    157,915,964
Real estate owned                                                  182,866        110,747
Premises and equipment, net                                      5,585,940      5,633,032
Accrued interest receivable and other assets                     2,939,047      3,784,986
                                                              ------------   ------------

    Total assets                                              $270,212,792   $236,180,303
                                                              ============   ============


   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

  Demand                                                      $ 54,790,391   $ 57,396,092
  Checking with interest                                        41,723,186     27,227,950
  Money-market accounts                                         39,576,551     34,457,084
  Savings                                                        2,621,323      3,508,905
  Time, $100,000 and over                                       28,762,572     25,916,972
  Other time                                                    56,063,526     44,189,759
                                                              ------------   ------------

                                                               223,537,549    192,696,762

Short-term borrowings                                            8,645,511     11,715,438
Long-term debt                                                   4,578,513      3,085,796
Accrued interest payable and other liabilities                   3,017,515      1,882,759
                                                              ------------   ------------

    Total liabilities                                          239,779,088    209,380,755
                                                              ------------   ------------

Stockholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
    authorized; 3,898,794 and 3,704,102 shares issued and
    outstanding, respectively                                    9,746,985      9,260,255
Paid-in capital                                                  8,548,582      8,061,624
Retained earnings                                               12,024,247      9,314,117
Unrealized (losses) gains on securities available for sale,
    net of tax                                                     113,890        163,552
                                                              ------------   ------------
    Total stockholders' equity                                  30,433,704     26,799,548
                                                              ------------   ------------


    Total liabilities and stockholders'

       equity                                                 $270,212,792   $236,180,303
                                                              ============   ============

                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 For the three month period ended  For the nine month period ended
                                                           September 30,                September 30,

                                                         1997           1996          1997          1996
                                                     -----------    -----------    ------------  ----------
Interest and dividend income:
  Interest and fees on loans                         $ 4,256,026    $ 3,555,406    $12,400,824   $10,335,136
  Interest on securities                                 736,061        687,737      2,155,933     1,924,073
  Interest on federal funds sold
    and other short-term investments                     286,459        313,982        435,474       538,455
  Interest on time deposits with other
    financial institutions                                   771          2,398          3,831         8,372
  Dividends on Federal Reserve Bank stock                  4,498          4,498         13,493        13,493
  Dividends on Federal Home Loan Bank stock               22,934         15,498         65,897        41,517
                                                     -----------    -----------    -----------   -----------

      Total interest and dividend income               5,306,749      4,579,519     15,075,452    12,861,046

Interest expense on deposits                           1,628,327      1,520,333      4,471,616     4,234,743
Interest expense on FHLB advances                         78,021         52,785        214,274       136,284
Interest expense on short-term borrowings                109,921         76,549        356,917       166,658
                                                     -----------    -----------    -----------   -----------

      Total interest expense                           1,816,269      1,649,667      5,042,807     4,537,685
                                                     -----------    -----------    -----------   -----------

Net interest income                                    3,490,480      2,929,852     10,032,645     8,323,361

Provision for loan losses                               (265,000)       165,000         35,000       495,000
                                                     -----------    -----------    -----------   -----------

Net interest income after
  provision for loan losses                            3,755,480      2,764,852      9,997,645     7,828,361
                                                     -----------    -----------    -----------   -----------

Non-interest income:
  Service charges and fees on deposits                   273,641        200,143        803,783       577,845
  Losses on sales of available-for-sale securities       (11,299)                      (43,495)
  Mutual fund sales fees                                  14,408         11,442         36,564        51,099
  Other income                                            70,482         81,390        221,155       309,090
                                                     -----------    -----------    -----------   -----------

      Total non-interest income                          347,232        292,975      1,018,007       938,034
                                                     -----------    -----------    -----------   -----------


Non-interest expense:

  Salaries and other personnel                         1,078,776        852,665      2,893,573     2,497,318
  Occupancy and equipment                                322,189        243,976        881,224       698,032
  Advertising and marketing                               36,053         27,226         92,961        71,912
  Legal                                                    6,000         75,000        268,000       171,000
  Data processing                                         43,888         36,670        133,212       101,591
  Director's fees                                         61,700         59,000        195,600       185,200
  Amortization of goodwill                               373,060          7,150        387,360        21,450
  Other operating                                        371,352        358,129      1,312,446       992,679
                                                     -----------    -----------    -----------   -----------

      Total non-interest expense                       2,293,018      1,659,816      6,164,376     4,739,182
                                                     -----------    -----------    -----------   -----------


Income before income taxes                             1,809,694      1,398,011      4,851,276     4,027,213

Provision for income taxes                               637,079        502,406      1,695,328     1,443,755
                                                     -----------    -----------    -----------   -----------

Net income                                           $ 1,172,615    $   895,605    $ 3,155,948   $ 2,583,458
                                                     ===========    ===========    ===========   ===========

Net income per share                                 $       .25    $       .21    $       .69   $       .60
                                                     ===========    ===========    ===========   ===========



                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                For the nine month period ended
                                                                                          September 30,
                                                                                      1997             1996
                                                                                -------------    ------------
Cash flows from operating activities:
   Net income                                                                   $   3,155,948    $  2,583,458
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                               781,496         336,226
          Net amortization of premiums on securities                                   30,255          47,285
          Provision for loan losses                                                    35,000         495,000
          Loss on sale of investment securities                                        43,495
          Gain (loss) on sale of other real estate                                        299         (19,517)
          Increase in interest receivable                                            (124,218)        (61,993)
          Decrease  in interest payable                                               324,961         100,375
          Increase in accrued expenses and other liabilities                          839,636         209,442
          Decrease (increase) in prepaid expenses and other assets                    378,913        (644,651)

                                                                                 ------------    ------------

        Net cash provided by operating activities                                   5,465,785       3,045,625
                                                                                 ------------    ------------


Cash flows from investing activities:

   Purchases of "available for sale" investment securities                        (21,319,814)    (12,706,762)
   Proceeds from sales of "available for sale" investment securities                5,365,303
   Proceeds from maturities of "held to maturity" investment securities               235,000
   Proceeds from maturities of "available for sale" investment securities           5,553,751       4,946,605
   Purchases of Federal Home Loan Bank stock                                         (221,100)       (173,500)
   Proceeds from maturities of time deposits with other financial institutions        100,000         103,750
   Proceeds from sale of other real estate                                            110,447         568,562
   Loans made to customers, net                                                   (11,855,179)    (14,429,964)
   Capital expenditures                                                              (326,026)     (1,168,721)
                                                                                 ------------    ------------

        Net cash used in investing activities                                     (22,357,618)    (22,860,030)
                                                                                 ------------    ------------


Cash flows from financing activities:

   Repayment of short-term borrowing                                               (2,177,890)
   Net increase in Federal Home Loan Bank advances                                  1,492,717         646,551
   Net increase in deposits                                                        30,840,787      22,652,703
   Net  increase (decrease) in securities sold under
      agreements to repurchase                                                       (892,037)      4,535,554
   Dividends paid                                                                    (445,223)
   Exercise of stock options & warrants                                               973,689         240,383
                                                                                 ------------    ------------

        Net cash provided by financing activities                                  29,792,043      28,075,191
                                                                                 ------------    ------------



Net increase in cash and cash equivalents                                          12,900,210       8,260,786

Cash and cash equivalents at beginning of period                                   22,054,545      26,752,927
                                                                                 ------------    ------------


Cash and cash equivalents at end of period                                       $ 34,954,755    $ 35,013,713
                                                                                 ============    ============


Supplemental data:

   Interest paid                                                                 $  4,716,926    $  4,437,311
                                                                                 ============    ============


   Income taxes paid                                                             $  1,370,000    $  2,150,000
                                                                                 ============    ============

               (See notes to consolidated financial statements)
                                    - 3 -

                            MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of :
(in thousands)


                                             September 30, 1997       December 31, 1996
                                             ------------------       -----------------
Commercial                                   $ 96,112       56%       $ 91,125    57%
Real estate - construction
   and land development                        37,953       22%         34,407     21%
Real estate - mortgages                        25,995       15%         20,242     13%
Installment and other
  Consumer                                     12,108        7%         14,686      9%
Other                                             148        0%            228      0%
                                             --------    -----        --------     --

                                              172,316      100%        160,688    100%

Less allowance for loan losses                 (2,580)                  (2,772)
                                             --------                 --------
                                             $169,736                 $157,916
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

Activity in the allowance for loan losses for the nine months ended September 30, 1997 and September 30, 1996 follows:


                                               September  30, 1997        September 30,1996
                                               -----------------          -----------------
Balance, January 1                               $2,771,784                   $2,543,408
Provision charged to expense                         35,000                      495,000
Net charge-offs                                    (227,015)                    (106,147)
                                                 ----------                   ----------

Balance, September 30                            $2,579,769                   $2,932,261
                                                 ==========                   ==========

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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1997 and December 31, 1996 are presented below:


                                                       September 30, 1997
                                                  Gross                 Gross           Estimated
                                Amortized       Unrealized            Unrealized         Market
                                  Cost            Gains                 Losses           Value
                                ---------       ----------            ----------        ---------
U.S. Government Agencies        $1,000,000       $      -              $   94,759       $    905,241
Tax exempt bonds                   521,672         15,252                   1,437            535,487
                                ----------       --------              ----------       ------------

                                $1,521,672       $ 15,252              $   96,196       $  1,440,728
                                ==========       ========              ==========       ============



                                                       December 31, 1996

                                                   Gross                 Gross           Estimated
                                Amortized        Unrealized            Unrealized         Market
                                  Cost             Gains                 Losses           Value
                                ---------        ----------            ----------        ---------
U.S. Government Agencies        $1,000,000       $        -             $104,940        $    895,060
Tax exempt bonds                   757,813           14,410                1,083             771,140
                                ----------       ----------             --------        ------------

                                $1,757,813       $   14,410             $106,023        $  1,666,200
                                ==========       ==========             ========        ============

     The amortized cost and estimated market value of investment securities available-for-sale at September 30, 1997 and December 31, 1996 are presented below:


                                                         September 30, 1997
                                                            Gross                 Gross          Estimated
                                           Amortized      Unrealized            Unrealized        Market
                                             Cost           Gains                 Losses           Value
                                           ---------      ----------            ----------       ---------
U.S. Treasuries                            $13,490,001     $ 56,874                $     0      $13,546,876
U.S. Government Agencies                    36,542,167      133,690                 38,969       36,636,888
Mortgage-backed certificates                 3,513,955       40,738                  8,639        3,546,054
                                           -----------     --------                -------      -----------

                                           $53,546,123     $231,303                $47,608      $53,729,817
                                           ===========     ========                =======      ===========



                                                         December 31, 1996
                                                            Gross               Gross            Estimated
                                            Amortized     Unrealized           Unrealized          Market
                                              Cost          Gains               Losses             Value
                                           ----------     ----------           ----------       -----------
U.S.Treasuries                             $13,950,786      $ 96,707              $   151       $14,047,342
U.S. Government Agencies                    22,286,193       205,283               44,835        22,446,641
Mortgage-backed certificates                 6,980,992        34,990               28,199         6,987,783
                                           -----------      --------              -------       -----------

                                           $43,217,971      $336,980              $73,185       $43,481,766
                                           ===========      ========              =======       ===========

NOTE 5 - NET INCOME PER SHARE

The Company is required to calculate net income per share based on the "modified treasury stock" method. Under this method, net income and weighted average shares are adjusted for the effects of assumed exercise of common stock equivalents. The number of shares used to compute earnings per share for the three months and nine months ended September 30, 1997 was 4,613,135 and for the three and nine months ended September 30, 1996 was 4,318,769.

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

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement had been adopted, the basic earnings per share for the third quarter of 1997 and 1996 would have been $.32 and $.24 respectively, and for the first nine months of 1997 and 1996 would have been $.85 and $.69, respectively.

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gains or losses on available-for-sale securities, that would be considered a component of comprehensive income. SFAS 130 is effective for the Company in 1998. SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments using the "management approach." This approach focuses on financial information that an enterprise's management uses to make decisions about operating matters. SFAS 131 is effective for 1998, however, there will be no impact to the Company as it has only one operating segment.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 1997 and 1996. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the third quarter of 1997 was $1,172,615, a 30.9% increase compared to net income of $895,605 for the same period in 1996. Earnings per share was $.25 in the third quarter of 1997 compared to $.21 for the same period in 1996. Net income for the nine months ended September 30, 1997 was $3,155,948 compared to $2,583,458 for the same period of 1996, a 22.2% increase. The increase in net income in the third quarter of 1997 compared to the same period in 1996 was the result of an increase in net interest income of $560,628, or 19.1%, a $430,000 reduction in the provision for loan losses and an increase of $54,257 in non-interest income compared to the third quarter of 1996. These increases were offset by an increase of $633,202, or 38.1%, in non-interest expense. The growth in net income for the nine month period ended September 30, 1997 over the corresponding period in 1996 resulted primarily from an increase of $1,709,284, or 20.5%, in net interest income, a reduction of $460,000 in the provision for loan losses, and an increase of $79,973, or 8.5%, in non-interest income, offset by an increase of $1,425,194, or 30.1%, in non-interest expense.

Return on average equity for the three months and nine months ended September 30, 1997 was 15.87% and 14.91% on average equity of $29,554,000 and $28,227,000, respectively, as compared to 14.10% and 14.01% on average equity of $25,409,000 and $24,582,000, respectively, for the same periods in 1996. Return on average assets for the three months and nine months ended September 30, 1997 was 1.85% and 1.75% on average assets of $253,101,000 and $240,844,000 respectively as compared to 1.56% and 1.63% on average assets of $229,216,000 and $211,459,000 for the same periods in 1996.

Total assets at September 30, 1997 were $270,213,000, a 14.4% increase from $236,180,000 at December 31, 1996. Total average assets for the first nine months of 1997 were $240,844,000, up $29,385,000, or 13.9% from the same period in 1996. Average loans for the first nine months of 1997 were $161,968,000, up $25,530,000, or 18.7% over the same period in 1996. The loan growth was funded by increased average interest-bearing deposits, up $12,133,000, or 9.4%; higher average non-interest bearing deposits, up $7,025,000, or 14.9%; and increased short term borrowings, up $4,355,000, or 76.9%.

Commencing January 15, 1997, the Company has paid a regular quarterly dividend of $.04 per share.

Net interest income for the third quarter of 1997 increased $560,628 or 19.1% over the third quarter of 1996. Net interest income for the nine months ended September 30, 1997 increased $1,709,284, or 20.5%, over the same period in 1996. The net interest margin for the three months and nine months ended September 30, 1997 was 6.14% and 6.11% respectively on average total earning assets of $227,541,000 and $218,839,000, respectively. For the same periods in 1996, the net interest margin was 5.84% and 5.80% respectively on average earning assets of $207,881,000 and $191,343,000. The increase in net interest income for the first nine months reflects the 14.4% growth in earning assets in 1997 over 1996, a decrease in the average rate paid on interest-bearing liabilities to 4.32% in the first nine months of 1997 from 4.40% for the same period in 1996, and a higher yield on earning assets, up 23 basis points to 9.19% in the first nine months of 1997 compared to the same period of 1996.

The provision for loan losses for the third quarter of 1997 was a credit of $265,000 compared to an expense of $165,000 in the third quarter of 1996. The provision for loan losses for the first nine months of 1997 was $35,000 compared to $495,000 for the same period in 1996. The allowance for loan losses at September 30, 1997 was $2,579,769 compared to $2,771,784 at December 31, 1996.
At September 30, 1997 and December 31, 1996, the allowance for loan losses represented 1.5% and 1.73% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant. In the third quarter, management of Mountain, after an extensive review of the loan portfolio, concluded that its allowance for loan losses was more than sufficient to absorb potential losses and reduced the reserve by decreasing the provision for loan loss expense by $340,000.

Through the nine months ended September 30, 1997, charged-off loans totaled $227,015, net of recoveries, or 0.13% of total loans outstanding. This compares to $106,147 or 0.07% through the nine months ended September 30, 1996. Total non-performing loans as of September 30, 1997 were $308,911, compared to $1,209,000 at December 31, 1996. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.18% at September 30, 1997 compared to 0.66% at December 31, 1996 and 1.12% at September 30, 1996. Net charge-offs in the first quarter, second quarter and third quarter of 1997 were $73,873, $30,866, and $122,276, respectively, compared to $26,526,
$(128) (net recovery), and $79,749 in the first, second and third quarters of 1996, respectively.

During the second quarter of 1997, Mountain received a cash settlement in a lawsuit that was initiated in August 1995 by Mountain. Accordingly, the Company's September 30, 1997 balance sheet and income statement reflect the effect of this settlement.

At September 30, 1997, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $182,866. The Company does not anticipate any material loss on the sale of this property.

At September 30, 1997, the Company had $8,645,511 in short-term borrowings compared to $11,715,438 at December 31, 1996. Short-term borrowings include $6,645,000 of securities sold under agreements to repurchase with customers and $2,000,000 in borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

Long-term debt at September 30, 1997 was $4,578,513 compared to $3,085,796 at December 31, 1996. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta for the purpose of match funding specific loans. One new advance of $1,000,000 was obtained in the first quarter of 1997 and one new advance of $500,000 was obtained in the second quarter of 1997.

Non-interest income increased $54,257 or 18.5% during the third quarter of 1997 compared to the same period in 1996, and increased $79,973, or 8.5%, for the first nine months of 1997 compared to the same period in 1996. In the third quarter of 1997, the Company sold $1.5 million of investment securities from its available-for-sale portfolio, incurring a net loss of $11,299, and simultaneously purchased $1.5 million of securities for its available-for-sale portfolio. The purchased securities have a net yield improvement of approximately 147 basis points over those sold. There were no security sales in 1996. Other income decreased $10,908 and $87,935, for the third quarter and first nine months of 1997, compared to the same periods in 1996. These declines were offset by higher service charges on deposits, up $73,498, or 36.7%, in the third quarter of 1997 compared to 1996, and up $225,938, or 39.1%, for the first nine months of 1997 compared to 1996. This increase is the result of increased deposit balances, as unit service charges were not substantially increased.

Non-interest expense increased $633,202, or 38.1%, for the quarter ended September 30, 1997 as compared to the same period in 1996. Occupancy and equipment expense increased $78,213, or 32.1%, in the third quarter of 1997 compared to the same period in 1996, partly resulting from Mountain opening a new combined branch/operations center in April, 1996 and Charter opening a new full service branch in November 1996. Legal expense decreased $69,000, or 92.0%, for the third quarter of 1997 compared to the same period in 1996 as a result of the settlement of the lawsuit previously discussed. Salaries and other personnel expenses increased $226,111, or 26.5%, and other operating expenses increased $13,223, or 3.7%, in the third quarter of 1997 compared to 1996, as the result of the continued growth of the Company.

In the third quarter, management wrote-off unamortized goodwill of $362,459, which had originated through the purchase of the charter and one branch office of a bank located in Gwinnett County, Georgia. Recent changes in Georgia state banking laws have liberalized a bank's ability to open new branches in other counties, thereby reducing the Gwinnett County charter's value to zero. In addition, the branch office acquired in the 1993 transaction will be closed due to unprofitable activity before year end 1997. Therefore, an impairment loss under FAS 121 was recognized for the amount of the remaining unamortized goodwill. Excluding this write-off, non-interest expense increased $270,743, or 16.3%, over the same quarter of 1996.

Non-interest expense for the nine months ended September 30, 1997 increased $1,425,194, or 30.1%, over the same period in 1996. The non-interest expense for the nine months ended September 30, 1997 includes the goodwill write-off of $362,459 discussed above. Excluding this write-off, non-interest expense increased $1,062,735, or 22.4%, over the same nine months of 1996. Salaries and other personnel expenses increased $396,255, or 15.9%, to manage continued growth. Occupancy and equipment expense increased $183,192, or 26.2% in the first nine months of 1997 compared to the same period in 1996, the result of the new branch facilities discussed in the preceding paragraph. Legal expense increased $97,000, or 56.7%, for the first nine months of 1997 compared to the same period in 1996 as a result of the lawsuit previously discussed. Other operating expenses increased $319,767 or 32.2%, in the first nine months of 1997 compared to 1996, the result of continuing growth. Management continues to closely monitor operating expenses.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1997 the Company's tier I risk-based capital was 15.5% and total risk-based capital was 16.7%, compared to 14.7% and 15.9% at year-ended December 31, 1996, respectively. At September 30, 1997 the Company's leverage ratio was 13.7% compared to 12.8% at December 31, 1996.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a well capitalized financial institution.

LIQUIDITY AND INTEREST SENSITIVITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At September 30, 1997, the Company had $18,070,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At September 30, 1997 and December 31, 1996, the Company had federal funds lines of credit from other banks totaling $25,750,000 and $20,500,000, respectively to meet short term funding needs. There was no balance outstanding under these short term commitments at September 30, 1997.

The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not effect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At September 30, 1997 the Company had a gap ratio of 1.10 for the one year period ending September 30, 1998. Thus, over the next twelve months, more rate-sensitive assets will reprice than rate-sensitive liabilities.

There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Part II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERIT HOLDING CORPORATION

Date:  November 4, 1997             J. Randall Carroll
       ---------------------        ---------------------------
                                    J. Randall Carroll
                                    Chairman and Chief Executive Officer

Date:  November 4, 1997             Ronald H. Francis
       ---------------------        -----------------------------
                                    Ronald H. Francis
                                    President and Chief Financial Officer
                                    (principal financial and accounting officer)