Form 10-K405
period 1997-12-31
MERIT HOLDING CORP /GA
filed 1998-03-30
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
                         ------------------------------

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

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:
                                      NONE
                              ---------------------

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:
                          Common Stock, $2.50 Par Value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (3,166,212 shares) on March 20, 1998 was approximately $61,741,134. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 20, 1998: 3,996,078 shares of $2.50 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I


ITEM 1. BUSINESS.

         Merit Holding Corporation ("Merit" or the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Mountain National Bank, Tucker, Georgia ("Mountain") and Charter Bank and Trust Co., Marietta, Georgia ("Charter") (collectively, the "Banks"). The Company was incorporated under the laws of the State of Georgia on November 27, 1990 to effect the reorganization of Mountain into a one-bank holding company structure, thereby providing a mechanism to enhance that bank's ability to serve its future customers' requirements for financial services. The shareholders of Mountain approved the reorganization on May 7, 1991 and the reorganization was consummated on May 24, 1991. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. On December 30, 1994, the Company completed the acquisition of 100% of the outstanding shares of common stock of Charter following the approval of such transaction by Charter's shareholders.

         Mountain commenced business operations on August 2, 1988 in a permanent facility located at 5100 LaVista Road in Tucker, Georgia. The property consists of a two-story brick building of approximately 14,000 square feet, which is constructed on 1.877 acres of land owned by Mountain. Improvements include a three-lane drive through teller installation, an exterior automated teller machine, as well as vault and safe deposit facilities. Certain bookkeeping, accounting and personnel functions of the Company and Mountain are conducted out of a leased 7,550 square foot facility in Stone Mountain, Georgia. From this location, Mountain operates separately a branch banking office and its real estate lending activities.

         On February 2, 1998, Mountain opened an additional full service banking branch office in the Peachtree Corners community in Gwinnett County located at 5340 Peachtree Industrial Boulevard in Norcross, Georgia.

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

LOAN PORTFOLIO

         The Banks engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans, and concentrate their lending efforts on small to medium sized businesses, professionals and individuals. As of December 31, 1997, Mountain's loan portfolio consisted of 44.7% commercial loans, 50.7% real estate loans and 4.0% consumer/installment loans, and Charter's loan portfolio consisted of 68.8% commercial loans, 24.7% real estate loans and 8.5% consumer/installment loans.

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

         Generally loans are made to businesses, secured and unsecured, for purposes of inventory, accounts receivable, equipment financing or business expansion, and may be either term loans or revolving lines of credit; loans to consumers are secured and unsecured, for purposes of financing automobiles, boats, home improvements, education, credit consolidation or to meet other personal financial needs; and loans for purposes related to real estate are made for residential construction, or for the purchase of improved or unimproved real estate.

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

         The Banks' Loan Committees are authorized to approve loans up to 15% of capital for Mountain (as of December 31, 1997, $2,665,875) and, for Charter, 15% of capital for unsecured loans and 25% of capital for secured loans ($1,978,570 and $3,297,617, respectively). Loans exceeding $400,000 must be approved or ratified by the respective Loan Committee and reported to the Board of Directors on a monthly basis. See "Supervision and Regulation."

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

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank which elects not to or cannot provide that service for itself from an economic or practical standpoint. The Banks utilize correspondent services, including check collections, purchase or sale of Federal funds, security safekeeping, investment consulting or sales services and coin and currency supplies. The Banks have established loan participations with other federally insured financial institutions as well as privately owned companies. These loan participations may be for overline or liquidity purposes or for loans whose amounts exceed the Banks' legal lending limits. At December 31, 1997, Mountain had $298,128 in participations sold (such amount representing one participation which was sold to Charter) and Charter had $5,112,709 participations sold (none of which were sold to Mountain).

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

      The executive officers of the Company are as follows:

                 NAME                                      POSITION

         J. Randall Carroll                       Chairman of the Board, and
                                                  Chief Executive Officer

         Ronald H. Francis                        President and Chief Financial
                                                  Officer

         J. RANDALL CARROLL, age 52, has served as President and Chief Executive Officer of the Company and Mountain since November 1990 and June 1988, respectively. He relinquished the title of President of the Company upon the Company's acquisition of Charter on December 30, 1994, although he remains president of Mountain. Mr. Carroll was involved in the organization of Mountain from June 1987 to August 1988, at which time Mountain opened for business. From August 1972 until February 1987, Mr. Carroll was employed in various management positions with National Bank of Georgia. Prior to leaving National Bank of Georgia, Mr. Carroll was Senior Vice President in charge of Branch Administration.

         RONALD H. FRANCIS, age 54, has served as President, Chief Executive Officer and a director of Charter since 1989. He became president of the Company upon the Company's acquisition of Charter on December 30, 1994. Prior to joining Charter, Mr. Francis served as Vice Chairman and President of the Chattahoochee Bank and as President of Chattahoochee Bancorp. Inc.


EMPLOYEES

         As of December 31, 1996, Mountain employed 51 persons on a full-time equivalent basis, including 20 officers and Charter employed 48 persons on a full-time equivalent basis, including 15 officers. Each Bank considers its employee relations to be good, and will hire additional personnel as needed.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 9, 1995, such that Merit and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. Effective June 1, 1997, the legislation provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         As a national bank, Mountain is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger, consolidation or sale of assets. In 1996, the Georgia Legislature adopted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. The new law permits a Georgia bank to establish three new or additional branch banks, de novo, in any county within the State of Georgia, in addition to establishing branch offices or facilities in adjacent counties and by merger or consolidation. Moreover, beginning on July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

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

         Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board, the Comptroller (with respect to Mountain) and the FDIC (with respect to Charter). In 1989, each of those agencies issued new risk-based capital guidelines for bank holding companies and banks which made regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The risk capital guidelines of the Comptroller and the FDIC apply directly to national banks and insured state-chartered banks which are not members of the Federal Reserve System, respectively, regardless of whether they are a subsidiary of a bank holding company. Each agency's requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Reserve Board, the Comptroller and the FDIC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under the Federal Reserve Board and Comptroller rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. At December 31, 1997, capital ratios for the Company and the Banks were as follows:

                                                                      Regulatory
                                   Company     Mountain     Charter     Minimum
                                   -------     --------     -------     -------
Total Risk-Based Capital.......     16.9%        17.2%        15.1%       8.0%

Tier 1 Risk-Based Capital......     15.6%        16.0%        13.9%       4.0%

Leverage Ratios................     12.9%        13.0%        10.1%       3.0%

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

         In response to the directive issued under the Act, the regulators have issued regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                     Total Risk -      Tier 1 Risk -       Tier 1
                                    Based Capital      Based Capital      Leverage
                                        Ratio             Ratio             Ratio
                                    -------------      -------------      --------
Well capitalized(1)                      10%                 6%               5%
Adequately Capitalized(1)                 8%                 4%               4%(2)
Undercapitalized(3)                     < 8%               < 4%             < 4%(4)
Significantly Undercapitalized(3)       < 6%               < 3%             < 3%
Critically Undercapitalized              --                 --              < 2%

--------------------

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

         As a national bank, Mountain is subject to examination and review by the Comptroller. This examination is typically completed on-site at least every 18 months and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

Average Balances and Interest Rates
Year Ended
($ thousands)

                                       December 31, 1997                 December 31, 1996                 December 31, 1995
                                ------------------------------    ------------------------------    ------------------------------
                                 Average    Income/    Yields/     Average    Income/    Yields/     Average    Income/    Yields/
                                Balances    Expense     Rates     Balances    Expense     Rates     Balances    Expense     Rates
Assets:
 Loans(1)(2)                    $164,921    $16,902     10.25%    $139,728    $14,166     10.14%    $123,845    $13,018     10.51%
 Investment securities
    Taxable                       48,085      3,094      6.43%      41,957      2,686      6.40%      33,863      2,129      6.29%
    Tax-exempt(2)                    522         37      7.09%         812         66      8.13%         744         55      7.39%
                                --------    -------     -----     --------    -------     -----     --------    -------     -----
                                  48,607      3,131      6.44%      42,769      2,752      6.43%      34,607      2,184      6.31%
 Federal funds sold               13,024        721      5.54%      14,556        776      5.33%      14,273        842      5.90%
 Deposits in other banks              52          4      7.69%         167         10      5.99%         454         29      6.39%
                                --------    -------     -----     --------    -------     -----     --------    -------     -----
    Total earning assets         226,604     20,758      9.16%     197,220     17,704      8.98%     173,179     16,073      9.28%

 Other assets                     22,006                            20,294                            18,051
                                --------                          --------                          --------

    Total assets                $248,610                          $217,514                          $191,230
                                --------                          --------                          --------

Liabilities and
   Stockholders' Equity
 Interest-bearing deposits
  Now accounts                  $ 31,148    $   836      2.68%    $ 26,944    $   724      2.69%    $ 24,814    $   715      2.88%
  Money market accounts           36,880      1,133      3.07%      33,511      1,070      3.19%      32,038      1,076      3.36%
  Savings                          3,044         76      2.50%       3,715         97      2.61%       4,157        119      2.86%
  Time, $100,000 and over         25,723      1,342      5.22%      21,917      1,181      5.39%      18,120      1,026      5.66%
  Other time                      51,074      2,879      5.64%      46,604      2,659      5.71%      41,344      2,351      5.69%
                                --------    -------     -----     --------    -------     -----     --------    -------     -----
                                 147,869      6,266      4.24%     132,691      5,731      4.32%     120,473      5,287      4.39%

  Long-term debt                   4,502        300      6.66%       2,915        197      6.76%       2,688        174      6.47%
  Short-term borrowings            9,715        458      4.71%       6,381        253      3.96%       2,964        118      3.98%
                                --------    -------     -----     --------    -------     -----     --------    -------     -----

    Total interest-bearing
       liabilities               162,086      7,024      4.33%     141,987      6,181      4.35%     126,125      5,579      4.42%

Noninterest-bearing
   deposits                       54,689                            48,237                            41,680
Other liabilities                  2,810                             2,222                             1,893
Shareholders' equity              29,025                            25,068                            21,532
                                --------                          --------                          --------

    Total liabilities and
       shareholders' equity     $248,610                          $217,514                          $191,230
                                --------                          --------                          --------

Spread on interest-bearing
  funds                                                  4.83%                             4.62%                             4.86%
                                                        -----                             -----                             -----
Net interest income                         $13,734                           $11,523                           $10,494
                                            -------                           -------                           -------
Net interest margin                                      6.06%                             5.84%                             6.06%
                                                        -----                             -----                             -----


------------------------------
(1) Interest income includes loan fees of $628,566, $496,845 and $541,096 in 1997, 1996, and 1995 respectively. Non-accrual loans ($703,627, $1,427,361 and $612,855 in 1997, 1996 and 1995, respectively) are included in the average balances and interest income on such loans is recognized on a cash basis.

(2) Interest income includes the effects of taxable equivalent adjustments using the Federal income tax rate of 34% for 1995; 1996 and 1997 also includes an adjustment for the State tax of approximately 4% and 3%, respectively.

                        NET INTEREST INCOME ANALYSIS(1)



                                     1997 compared to 1996           1996 compared to 1995           1995 compared to 1994
                                  Increase (decrease) due to      Increase (decrease) due to      Increase (decrease) due to
                                  Volume     Rate      Total      Volume     Rate      Total      Volume      Rate      Total
                                  ---------------------------     ---------------------------     ----------------------------
($ thousands)
Interest income:
  Loans (1)                       $2,555     $ 181     $2,736     $1,669     ($521)    $1,148     $1,801     $1,718     $3,519

  Investment securities
        Taxable                      392        16        408        509        48        557          6        218        224
        Tax-exempt (2)               (24)      (15)       (39)         5         6         11          8         (7)         1
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------
                                     368         1        369        514        54        568         14        211        225

  Federal funds sold                 (82)       27        (55)        17       (83)       (66)       206        229        435
  Deposits in other banks             (7)        1         (6)       (18)       (1)       (19)         0         12         12
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------


        Total interest  income     2,834       210      3,044      2,182      (551)     1,631      2,021      2,170      4,191
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------


Interest expense:
   Deposits
        Now accounts                 113        (1)       112         61       (52)         9         15         95        110
       Money market accounts         107       (44)        63         50       (56)        (6)        89        186        275
       Savings                       (18)       (3)       (21)       (13)       (9)       (22)       (17)         1        (16)
       Time, $100,000 and over       205       (44)       161        215       (60)       155        156        225        381
       Other time                    255       (35)       220        299         9        308        360        409        769
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------
                                     662      (127)       535        612      (168)       444        603        916      1,519

   Long-term debt                    107        (4)       103         15         8         23         36          0         36
   Short-term borrowings             132        73        205        136        (1)       135         32         33         65
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------
                                     239        69        308        151         7        158         68         33        101


        Total interest expense       901       (58)       843        763      (161)       602        671        949      1,620

Net Change in Net
       Interest Income            $1,933     $ 268     $2,201     $1,419     ($390)    $1,029     $1,350     $1,221     $2,571
                                  ------     -----     ------     ------     -----     ------     ------     ------     ------



-------------------------------

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

(2) Interest income includes the effects of taxable equivalent adjustments using a Federal tax rate of 34% for 1994 - 1995 and a Federal tax rate of 34% plus a State tax effect of 4% and 3% in 1996 and 1997, respectively.

                       INTEREST RATE SENSITIVITY ANALYSIS

       The objectives of interest rate sensitivity management is to minimize the effect of interest rate changes on the net interest margin while maintaining net interest income at acceptable levels. The following table sets forth interest rate sensitivity using contractual payment schedules at December 31, 1997. The repricing dates, which may differ from maturity dates for various assets and liabilities, do not take into consideration external factors that might affect the sensitivity of assets and liabilities.

                                    Maturing or Repricing Within
                                    -----------------------------------------------------------
($ thousands)                          0-90        91-365        1-5       Over 5
                                       Days         Days        Years       Years        Total
                                    -----------------------------------------------------------
Earning assets:
    Investments                     $ 17,651     $  5,090      $16,237     $22,822     $ 61,800
    Loans                            119,236       10,465       41,191      10,948      181,840
                                    --------     --------      -------     -------     --------
                Total               $136,887     $ 15,555      $57,428     $33,770     $243,640
                                    --------     --------      -------     -------     --------

Interest-bearing liabilities (1)
    Long-term borrowing                  122          366        4,051         744        5,283
    Short-term borrowing               6,432                                              6,432
    Money market                      40,876                                             40,876
    NOW                               31,403                                             31,403
    Savings                            2,696                                              2,696
    Time, $100,000 and over           12,702       12,083        1,433                   26,218
    Other time                        16,257       36,540        4,620                   57,417
                                    --------     --------      -------     -------     --------
                Total               $110,488     $ 48,989      $10,104     $   744     $170,325
                                    --------     --------      -------     -------     --------

Interest-sensitivity gap            $ 26,399     $(33,434)     $47,324     $33,026     $ 73,315


Cumulative gap                      $ 26,399     $ (7,035)     $40,289     $73,315

Percent of interest-sensitive
  assets to interest-sensitive
  liabilities                            124%          32%         569%       4539%         143%

Cumulative percent of
  interest-sensitive assets to
  interest-sensitive liabilities         124%          96%         124%        143%


Percent of cumulative gap to
  total earning assets                    11%          -3%          17%         30%


-----------------------------------

(1) The repricing / maturity assumptions for liabilities are based on the following schedule:

                         ------------------------------------------------
                           0-90     91-365       1-5     Over 5
                           Days      Days       Years     Years    Total
                         ------------------------------------------------
Money market               100%                                     100%
NOW                        100%                                     100%
Savings                    100%                                     100%
Time, $100,000 and over     48%       46%         5%                100%
Other time                  28%       64%         8%                100%


       Based on this gap analysis and assuming no change in the mix of earning assets or interest bearing liabilities, falling interest rates could reduce the net interest margin while rising rates could increase the net interest margin. The present gap position is within the range acceptable to management.

                              INVESTMENT PORTFOLIO

       The following table sets forth the carrying amounts of investment securities held-to-maturity at the dates indicated:

                                                    December 31,
      ($ thousands)                         1997        1996        1995
                                           ------------------------------
U.S. Treasury and Government agencies      $1,000      $1,000      $1,000
States and political subdivisions             521         758         838
Mortgage-backed securities                      0           0           0
                                           ------      ------      ------
                                           $1,521      $1,758      $1,838
                                           ------      ------      ------

       Securities available-for-sale, at fair value are set forth as follows :

                                          December 31,
  ($ thousands)                  1997         1996        1995
                                ---------------------------------
U.S. Treasury                   $11,596      $14,047      $ 7,566
U. S. Government Agencies        27,881       22,447       20,442
Mortgage-backed securities        4,877        6,988        8,982
                                -------      -------      -------
                                $44,354      $43,482      $36,990
                                -------      -------      -------

       The following table sets forth the maturities of investment securities held-to-maturity and securities available-for-sale and the weighted-average yields of such securities as of December 31, 1997 (1):

                                                          After One But     After Five But
                                        Within               Within             Within               Over
                                       One Year            Five Years          Ten Years           Ten Years
                                   Amount     Yield     Amount    Yield     Amount    Yield    Amount    Yield     Total
                                 ----------------------------------------------------------------------------------------
U.S. Treasury and Government
      agencies                      $4,999    6.16%    $15,648    6.37%    $19,830    6.85%                       $40,477
Mortgage-backed
      securities                       290    6.44%        367    7.32%                         4,220    6.47%      4,877
States and political
      subdivisions (2)                                     221    8.68%        200    7.87%       100    8.40%        521
                                    --------------     ---------------     ---------------     --------------     -------
                                    $5,289             $16,236             $20,030             $4,320             $45,875
                                    ------             -------             -------             ------             -------


----------------------------------

(1) Investment securities available-for-sale are included in the above table according to maturity as follows:

                                   $ 5,289    $ 5,282
Within one year                     16,015     15,871
After one but within five years     18,830     18,636
After five but within ten years      4,220      4,202
                                   -------    -------
After ten years                    $44,354    $43,991
                                   -------    -------

       By virtue of classification, these securities may be sold prior to maturity

        The following table sets forth the maturities of investment securities held-to-maturity and securities available-for-sale and the weighted-average yields of such securities as of December 31, 1996 (1):

                                                     After One But      After Five But
                                    Within              Within              Within              Over
                                   One Year           Five Years          Ten Years           Ten Years
                                Amount   Yield      Amount   Yield      Amount   Yield     Amount   Yield      Total
                                --------------     ---------------     ---------------     --------------     -------

U.S. Treasury and Government
      agencies                  $5,515    6.30%    $18,106    6.36%    $13,873    6.90%                       $37,494
Mortgage-backed
      securities                   163    5.34%      4,374    6.05%        406    4.81%     2,045    6.78%      6,988
States and political
      subdivisions (2)             235    9.35%                            422    8.35%       101    8.40%        758
                                --------------     ---------------     ---------------     --------------     -------
                                $5,913             $22,480             $14,701             $2,146             $45,240
                                ------             -------             -------             ------             -------


----------------------------------

(1) Investment securities available-for-sale are included in the above table according to maturity as follows:


                                   Market  Amortized
                                   Value      Cost
                                  -------  ---------
Within one year                   $ 5,680   $ 5,658
After one but within five years    22,478    22,353
After five but within ten years    13,279    13,186
After ten years                     2,045     2,021
                                  -------   -------
                                  $43,482   $43,218
                                  -------   -------



       By virtue of classification, these securities may be sold prior to maturity

(2) Weighted-average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis using a federal tax rate of 34%.

                                 LOAN PORTFOLIO

       Loans outstanding are presented in the accompanying table according to loan category:

                                                         December 31,
($ thousands)                     1997          1996          1995          1994         1993
                                --------      --------      --------      --------      -------


Commercial                      $ 99,747      $ 91,325      $ 75,185      $ 64,534      $50,124

Real estate - mortgage            30,620        20,242        21,198        16,717       14,676

Real estate - construction
     and land development         39,974        34,407        25,898        23,785       18,005

Installment and other
      consumer                    11,491        14,686        10,828        12,169       11,085

Farmland                               8            28           108           192          440
                                --------      --------      --------      --------      -------

                                $181,840      $160,688      $133,217      $117,397      $94,330
                                --------      --------      --------      --------      -------


       The following table shows the amount of loans (excluding real estate - mortgage, installment and farmland) outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                         December 31, 1997 Maturity Schedule
                                            ----------------------------------------------------------
                                                            After One
                                               Within       But Within       After
($ thousands)                                 One year      Five Years    Five Years        Total
                                            ----------------------------------------------------------
Commercial                                     $59,463        $31,405         $8,879        $99,747
Real estate-construction and
           land development                     35,094          4,880                        39,974
                                            -------------  ------------- -------------- --------------
                                               $94,557        $36,285         $8,879       $139,721
                                            -------------  ------------- -------------- --------------


                                           Interest Sensitivity
                                               December 31,
                                                  1997
                                        --------------------------
($ thousands)                           Fixed Rate   Variable rate
                                        ----------   -------------
Due after one but within five years      $21,235        $15,050

Due after five years                       5,119          3,760
                                         -------        -------

                                         $26,354        $18,810
                                         -------        -------

       Maturity is based on contract terms. It is the Company's policy that loans unpaid at maturity may be renewed at management's discretion based upon the credit criteria, current market rates and terms.

       Information regarding non-performing assets is presented below:






                                                     December 31,

                                 1997       1996        1995       1994       1993
                                 ----      ------      ------      ----      ------
($ thousands)

Loans on nonaccrual status       $394      $1,062      $1,298      $180      $1,043

Loans past due over 90 days        82         147
                                 ----      ------      ------      ----      ------

                  Total          $476      $1,209      $1,298      $180      $1,043
                                 ----      ------      ------      ----      ------


       For each of the years ended December 31, 1993 through 1995 , there were no loans contractually past due 90 days and still accruing. There were no loans classified as doubtful, substandard or special mention that have not been disclosed in the above table, which represent or result from trends or uncertainties which management reasonably expects will materially impact future operational results, liquidity, or capital resources. Management is not aware of any other material credits about which information causes doubts as to the ability of such borrowers to comply with the loan repayment terms.


       At December 31, 1997 non-performing loans were 0.26% of loans outstanding.


       Information regarding foregone interest on non-accrual loans is presented below:


                                         1997      1996
                                         ----      ----
($ thousands)
Interest recognized                      $ 29      $103

Foregone interest                          76       158
                                         ----      ----

Interest income that would have
     been accrued at original terms      $105      $261
                                         ----      ----


       Accruals on loans are discontinued when management believes, after consideration of economic and business conditions and collection effort, that collection of interest is doubtful. Additionally all loans contractually past due 90 days or more which are not in the process of collection and adequately secured are placed on nonaccrual status.

                         SUMMARY OF LOAN LOSS EXPERIENCE

       The Allowance for Loan Losses is maintained at a level considered by the Company to be adequate to provide for potential loan losses. The adequacy of the allowance and its related allocation is based on management's continuing evaluation of the loan portfolio under current economic conditions, past loan loss experience, underlying collateral value securing loans and such other factors which deserve recognition in estimating potential loan losses. Loans which are determined to be uncollectible are charged against the allowance. The provision for loan losses and recoveries are added to the allowance. See Management's Discussion and Analysis of Operations and Financial Condition Allowance for Loan Losses."


       The following table summarizes activity in the Allowance for Loan Losses for the dates indicated:

                                                                             December 31,
                                                 1997           1996           1995           1994          1993
                                               --------       --------       --------       --------       -------
($ thousands)
Balance, beginning of period                   $  2,772       $  2,543       $  1,689       $  1,373       $ 1,283
Loans charged-off:
         Commercial                                 195            455            210            274           398
         Real estate - construction                                                30                           20
         Real estate - mortgage                     234            100             17             43            17
         Installment and other consumer              63             24              8             40            23
                                               --------       --------       --------       --------       -------

                Total loans charged-off             492            579            265            357           458

Recoveries:
         Commercial                                 146            145             52             63            19
         Real estate - construction
         Real estate - mortgage                      23             17
         Installment and other consumer              19              1             13              6             1
                                               --------       --------       --------       --------       -------
                                                    188            163             65             69            20

                Net loans charged-off               304            416            200            288           438

Provision for loan losses                           188            645          1,054            604           528
                                               --------       --------       --------       --------       -------

Balance, end of period                         $  2,656       $  2,772       $  2,543       $  1,689       $ 1,373
                                               --------       --------       --------       --------       -------

Loans outstanding at end
             of period                         $181,840       $160,688       $133,217       $117,397       $94,330

Ratio of allowance to loans
             outstanding at end of period          1.46%          1.73%          1.91%          1.44%         1.46%

Average loans outstanding
             during the period                 $164,921       $139,728       $123,845       $104,102       $84,331

Ratio of net charge-offs during the
             period to average loans
             outstanding                           0.18%          0.30%          0.16%          0.28%         0.52%

                            ALLOWANCE FOR LOAN LOSSES


       The allocation of the Allowance for Loan Losses by loan category at the dates indicated is presented below with percentage of loans in each category to total loans:


                              1997                1996                   1995                 1994                  1993
                       Amount     Percent   Amount     Percent    Amount      Percent   Amount     Percent    Amount    Percent
                      -------------------   ------------------    -------------------   ------------------    -----------------
($ thousands)

Commercial            $1,459         55%    $1,399         57%    $1,318         56%    $  839         55%    $  726      53%

Real estate (1)          400         39%       628         34%       742         36%       264         35%       166      35%

Installment and
    other consumer        77          6%       128          9%        86          8%       105         10%       155      12%

Unallocated              720          0%       617          0%       397          0%       481          0%       326       0%
                      ------        ---     ------        ---     ------        ---     ------        ---     ------     ---
                      $2,656        100%    $2,772        100%    $2,543        100%    $1,689        100%    $1,373     100%


----------------------
(1) Includes all loans secured in whole or in part by real estate.

                                    DEPOSITS


       The following table summarizes average daily balances of deposits and rates paid on such deposits for the periods indicated and the total weighted-average rate paid on total deposits:


                                                Year Ended December 31,
                           -----------------------------------------------------------
                                  1997                  1996                  1995
                            Amount     Rate      Amount       Rate      Amount    Rate
                           --------    ----     --------      ----     --------   ----
($ thousands)

Demand deposits            $ 54,689             $ 48,237               $ 41,680
NOW accounts                 31,148    2.68%      26,944      2.69%      24,814   2.88%
Savings                       3,044    2.50%       3,715      2.61%       4,157   2.86%
Money market accounts        36,880    3.07%      33,511      3.19%      32,038   3.36%
Other time                   51,074    5.64%      46,604      5.71%      41,344   5.69%
Time, $100,000 and over      25,723    5.22%      21,917      5.39%      18,120   5.66%
                           --------             --------               --------
         Total             $202,558    4.24%    $180,928      4.32%    $162,153   4.39%
                           --------             --------               --------



       Maturities of time deposits of $100,000 and over are as follows:


                                           December 31,
                              -----------------------------------
                                  1997                  1996
                              -----------------------------------
($ thousands)
Under 3 months                      $12,703              $15,692
3 to 6 months                         3,993                5,320
6 to 12 months                        8,090                3,313
Over 12 months                        1,433                1,592
                              --------------        -------------

                      Total         $26,219              $25,917
                              --------------        -------------

                                      -21-

                           RETURN ON EQUITY AND ASSETS


       The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are as follows:


                                                  Years Ended December 31,
                                                1997        1996        1995
                                              -------     -------     -------
Percentage of net income to:
        Average shareholders' equity            15.30%      13.97%      13.96%
        Average total assets                     1.79%       1.61%       1.57%
Percentage of average shareholders' equity
         to average total assets                11.67%      11.52%      11.26%

ITEM 2. PROPERTIES.

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

        Mountain's new Peachtree Corners branch is located at 5340 Peachtree Industrial Boulevard in Norcross, Georgia. The branch office consists of a one-story leased brick building of approximately 3,000 square feet. Improvements include a three-lane drive-up window, night depository, drive-up automated teller machine, as well as vault and safe deposit facilities.

        Mountain's Stone Mountain facility consists of 7,551 square feet of leased space located at 2300 West Park Place in Stone Mountain, Georgia. Mountain conducts all bookkeeping, accounting, personnel, advertising and marketing functions, as well as real estate construction lending activities from this facility. In addition, Mountain operates a branch bank from the facility as well.

        In November 1997, Mountain closed its branch located at 1200 Rockbridge Road in Norcross, Georgia.

        Charter's main office is located in an approximately 18,500 square foot building owned by Charter located at 269 Roswell Street in Marietta, Georgia. Improvements include a four-lane drive through teller installation, a drive-up night depository, a vault and safe deposit facility. Charter maintains an automated teller machine on leased property across the street from the main branch. Charter's Galleria branch is located in approximately 1,100 square feet of leased office space at 3100 Cumberland Circle, Suite 100, Atlanta, Georgia. Improvements at Charter's Galleria branch include a walk-up night depository. Charter intends to relocate this branch to a new 2,194 square foot leased facility at 4401 Northside Parkway, Atlanta, Georgia in May 1998. Charter's Powers Ferry branch is located in a 3,700 square foot facility owned by Charter at 1920 Powers Ferry Road in Marietta. Improvements include a three lane drive-up window, drive-up automated teller machine, drive-up night depository and vault and safe deposit facilities.

ITEM 3.  LEGAL PROCEEDINGS.

        Except as set forth below, there are no material pending legal proceedings to which the Company or either of the Banks is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Banks.

        On November 17, 1997, Merit and Mountain were served with a complaint filed in the State Court of DeKalb County, Georgia by Elizabeth L. Carnegie and 25 additional plaintiffs. The plaintiffs allege gross negligence and violation, conspiracy to violate and aiding and abetting the violation of the Georgia Racketeer Influenced and Corrupt Organizations (RICO) Act and seek actual damages in the amount of $3,357,600 plus punitive damages and, in respect of the RICO claims, treble damages. The plaintiffs allege that Merit and Mountain assisted in the commission of securities fraud and other illegal acts by a former customer of Mountain through the customer's illegal use of certain bank accounts maintained at Mountain. Merit and Mountain deny any liability on these claims and intend to vigorously defend the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "MRET." The following table sets forth, by fiscal quarter, the high and low bid price of the Common Stock reported by The Nasdaq Stock Market and the cash dividends per share of Common Stock declared by the Company during the last two fiscal years.


Fiscal Year Ended December 31, 1996                                           High Bid          Low Bid          Dividends
-----------------------------------                                           --------          -------          ---------
First Quarter....................................................              $10.50           $ 9.50             $  0
Second Quarter...................................................               10.50             9.00                0
Third Quarter....................................................               10.75             9.00                0
Fourth Quarter ....................................................            $12.00           $10.50             $.04

Fiscal Year Ended December 31, 1997
-----------------------------------
First Quarter......................................................            $13.25           $11.00             $.04
Second Quarter...................................................               14.75            12.00              .04
Third Quarter....................................................               16.50            14.00              .04
Fourth Quarter.....................................................            $19.50           $15.50             $.05


        As of March 2, 1998, Merit Common Stock was held of record by 722 persons, representing approximately 1,600 beneficial holders. The payment and amount of future dividends on the Common Stock will depend on the Banks' earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company, including the ability of the Banks to pay dividends to the Company, the amount of which is subject to regulatory limitations.

        Mountain is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its share capital, unless there has been transferred to surplus not less than 1/10 of the bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

        The Comptroller maintains regulations concerning the level of allowable dividend payments by national banks. The intended effect of these regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles (GAAP). In this regard, the allowance for loan and lease losses is not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the Comptroller's regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. ss. 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. ss. 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                             At or for the Year Ended December 31,
                                                1997            1996           1995            1994            1993
                                             ----------------------------------------------------------------------
($ thousands, except per share data)
Earnings

Interest income                           $   20,748      $   17,656    $    16,059      $   11,863      $    9,059
Interest expense                               7,024           6,180          5,579           3,959           3,314
Net interest income                           13,724          11,476         10,480           7,904           5,745
Provision for loan losses                        188             645          1,054             604             528
Non-interest income                            1,449           1,268          1,701           1,145             779
Non-interest expense                           8,145           6,632          6,233           5,612           4,331
Net income                                     4,441           3,503          3,006           1,793           1,388
Net income per share (basic)                   $1.18           $0.95          $0.83           $0.50           $0.42
Net income per share (diluted)                 $0.96           $0.81          $0.70           $0.48           $0.42

Average Balances

Assets                                    $  248,610      $  217,514    $   191,230      $  163,107      $  134,731
Deposits                                     202,558         180,928        162,153         139,242         117,106
Loans                                        164,921         139,728        123,845         104,102          84,331
Earning assets                               226,604         197,220        173,179         148,425         122,707
Shareholders' equity                          29,025          25,068         21,532          18,660          15,763

Balance Sheet Data

Assets                                    $  267,363      $  236,180    $   205,250      $  184,722      $  151,897
Deposits                                     220,284         192,697        173,064         159,157         131,688
Loans                                        179,184         157,916        130,674         115,708          92,957
Earning assets                               240,985         212,356        182,239         163,735         136,733
Shareholders' equity                          32,066          26,800         23,312          19,374          17,487
Book value per share                           $0.08           $7.24          $6.36           $5.40           $5.03
Dividends per share                            $0.17           $0.04

Shares outstanding                         3,989,033       3,704,102      3,665,055       3,587,888       3,477,760

Key Ratios

Return on average assets                        1.79%           1.61%          1.57%           1.10%           1.03%
Return on average shareholders' equity         15.30%          13.97%         13.96%           9.61%           8.81%
Shareholders' equity to total assets           11.99%          11.35%         11.36%          10.49%          11.51%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, of projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected; (3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

        The following discussion sets forth the major factors which affected the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements of the Company included herein.

OVERVIEW

        Net income for the year ended December 31, 1997 was $4,440,975, compared to $3,503,292 in 1996. Basic earnings per share was $1.18 in 1997 compared to $.95 in 1996 and diluted earnings per share was $.96 in 1997 and $.81 in 1996. The increase in 1997 net income resulted from a 19.6% increase in net interest income to $13,723,570, a decrease of 70.8% in the provision for loan losses to $188,300, and an increase of 14.3% in non-interest income to $1,448,801, partially offset by an increase of 22.8% in non-interest expense to $8,144,980.

        Total assets were $267,363,000 at December 31, 1997, 13.2% higher than total assets of $236,180,000 at the previous year end. Average assets for the year 1997 were $248,610,000, compared to average assets of $217,514,000 in 1996. This 14.3% increase in average assets was funded by a 12.0% increase, or $21,630,000, in average deposits over the prior year, and a 52.2% increase, or $3,334,000, in average short-term borrowings.

        Net income as a percentage of average total assets was 1.79% in 1997, compared to 1.61% in 1996, and net income as a percentage of average shareholders' equity was 15.30% in 1997 compared to 13.97% in 1996.

        Commencing January 15, 1997, the Company has paid a regular quarterly cash dividend of $.04 per share. Effective January 15, 1998 the quarterly dividend was increased to $.05 per share.

FINANCIAL CONDITION

Earning Assets

        Average earning assets in 1997 were $226,604,000, 14.9% above the $197,220,000 average in 1996. Average total loans of $164,921,000 in 1997 and $139,728,000 in 1996 represented 72.8% and 70.8% of average earning assets for the respective years. The average total loan growth of 18.0% during 1997 was accomplished while maintaining quality underwriting standards. At December 31, 1997, commercial loans composed 54.8% of outstanding loan balances versus 56.7% at the prior year end. Real estate related loans, which include construction and land development, commercial owner occupied, commercial income producing and mortgages, represented 38.8% of outstanding balances versus 34.0% at December 31, 1996. Consumer and installment related loans represented 6.4% of the loan portfolio at December 31, 1997, compared to 9.1% at the prior year-end. Most of the Company's business activity is with customers located within the Atlanta, Georgia metropolitan area. The Banks' only concentration of credit is for real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate market. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

        Average total investment securities increased $5,838,000 to $48,607,000 or 13.7% above the 1996 average of $42,769,000. The investment securities portfolio represented 21.5% of average earning assets in 1997 and 21.7% in 1996. Proceeds from sales of investment securities available-for-sale, including mortgage-backed certificates during 1997 were $21,890,000, with resulting net loss on sales of $43,495. There were no sales of securities in 1996. As of December 31, 1997, $4,877,000 or 10.6% of the investment securities portfolio consisted of mortgage-backed securities whose maturities may be adversely affected by prepayments which tend to increase in a declining interest rate environment. Mortgage-backed securities represented 15.4% of the investment portfolio as of December 31, 1996. Proceeds from paydowns of mortgage-backed certificates were $1,788,462 in 1997 and $2,011,107 in 1996.

        Included in the mortgage-backed securities portfolio at December 31, 1996, were collateralized mortgage obligations ("CMOs") with a carrying value of $812,719, and an average maturity of five years. These CMO securities had a weighted-average life of approximately four months, and were not considered high risk. These securities paid out during 1997 in accordance with their contract terms.

        At December 31, 1997, the investment portfolio included two U.S. Government Agency investments which are defined as derivatives or structured notes. Both are Federal Home Loan Bank ("FHLB") Floating Rate Notes with a total book value of $1,500,000. The first FHLB security, carried in the Company's held-to-maturity portfolio, was purchased August 4, 1993, maturing August 4, 2003, has a book value of $1,000,000 and on December 31, 1997, a market value of $930,759. The unrealized loss is a result of the interest rate being fixed for the first two years at 8%, then converting to a floating rate based on indexes of CMT and LIBOR. The second FHLB security, held in the Company's available-for-sale portfolio, was purchased October 18, 1993, maturing October 18, 2000, has a face value of $500,000 and on December 31, 1997, a market value of $492,043, with a floating rate based on LIBOR and the prime rate. These securities are rated AAA and have an implied guarantee of the U.S. Government and, therefore, no perceived risk for loss of principal. Combined, these securities compose about 3.3% of the investment portfolio.

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held-to-maturity and those available-for-sale. Investments held-to-maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 1997, this category totaled $1,521,291. Investments available-for-sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. This portfolio provides interest income and serves as a source of liquidity for the Company. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of related tax effects. At December 31, 1997, this category totaled $44,353,709, with an unrealized gain of $224,505, net of tax effect.

        At December 31, 1997, the investment securities held-to-maturity portfolio had net unrealized losses of $48,818, comprised of unrealized losses of $69,241 and unrealized gains of $20,423. At year-end 1996, the held-to-maturity portfolio had net unrealized losses of $91,613, representing unrealized losses of $106,023 and unrealized gains of $14,410. At December 31, 1997, the investment securities available-for-sale portfolio had net unrealized gains of $362,106, comprised of unrealized losses of $26,790 and unrealized gains of $388,896. At December 31, 1996, the available-for-sale portfolio had net unrealized gains of $263,795, comprised of unrealized losses of $73,185 and unrealized gains of $336,980.

        Investment securities with a carrying value of approximately $28,251,727 and $29,471,803 at December 31, 1997 and 1996, respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.

        Average federal funds sold were $13,024,000 in 1997, or 5.7% of average earning assets, compared to $14,556,000 in 1996 or 7.4% of average earning assets.

Liabilities

        Average interest-bearing liabilities rose 14.2% to $162,086,000 in 1997 from an average of $141,987,000 in 1996. This growth is attributed to a 10.8% increase in NOW, money market and savings accounts and a 12.1% increase in time deposits.

        The aggregate average balance of NOW, money market and savings accounts was $71,072,000, 10.8% greater than the 1996 aggregate average balance of $64,170,000. The average balance of other time deposits increased 9.6% during 1997 to $51,074,000 from $46,604,000 in 1996. Average time deposits with balances over $100,000 increased 17.4% to $25,723,000 in 1997 from $21,917,000 in 1996. This category of deposits, as a percent of average interest-bearing liabilities, increased to 15.9% in 1997 from 15.4% in 1996.

        Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. There is no specific emphasis placed on time deposits of $100,000 and over. During 1997, aggregate average balances of time deposits of $100,000 and over composed 12.7% of total deposits compared to 12.1% for the prior year.

        Average non-interest bearing deposits were $54,689,000 in 1997 compared to $48,237,000 in 1996, reflecting growth of 13.4%. As a percentage of average total deposits, these deposits increased slightly from 26.7% in 1996 to 27.0% in 1997.

        The Company maintains a funding program through which it sells investment securities from its portfolio to customers with an agreement to repurchase the securities at a specified future date, generally overnight. Interest is paid to the customers at a competitive market rate while the Company retains those moneys for funding earning assets. These funds are not deposits and are recorded as short-term borrowings. At December 31, 1997, securities sold under agreements to repurchase were $6,432,000, compared to $7,538,000 at December 31, 1996.

        Long-term debt at December 31, 1997 was $5,283,000 compared to $3,264,000 at December 31, 1996. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLBA") for the purpose of match funding specific longer term loans. Three new advances totaling $2,300,000 were obtained during 1997. The average interest rate paid on this debt during 1997 and 1996 was 6.66% and 6.55%, respectively.

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

        The Company's loan to deposit ratio averaged 81.4% in 1997, compared to 77.2% in 1996. Management plans an average loan to deposit ratio in the range of 75% - 85% during 1998.

        At December 31, 1997, investment securities with a carrying value of $21,525,000 are scheduled to mature within the next five years. Of this amount, $4,998,000 is scheduled to mature within one year.

        The Company has short-term funding available for liquidity purposes through various federal funds lines of credit with other financial institutions and its membership in the FHLBA. Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 1997 and 1996, the Company had federal funds lines from other banks totaling $25,750,000 and $20,500,000, respectively. There were no amounts outstanding under these short term commitments at December 31, 1997 and 1996. At December 31, 1996, the Company had entered into $4,000,000 of short-term fixed-rate advances from the FHLBA at an average fixed rate of 5.75%. The advances were repaid in 1997.

        The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .80 and 1.2. At December 31, 1997 the Company had a gap ratio of 0.96 for the one-year period ending December 31, 1998. Thus, over the next twelve months, more rate-sensitive liabilities will reprice than rate-sensitive assets.

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

RESULTS OF OPERATIONS - 1997 VS. 1996

Net Interest Income

        Net interest income rose 19.6%, or $2,247,817, from $11,475,753 in 1996 to $13,723,570 in 1997. This increase in net interest income can be attributed to growth in loans and investments and an improved net interest margin, partly offset by growth in time deposits and short-term borrowings. During 1997, the net interest margin was 6.06% on average earning assets of $226,604,000. In 1996, the net interest margin was 5.84% on average earning assets of $197,220,000. The average yield on earning assets increased 18 basis points to 9.16% in 1997 from 8.98% in 1996. The average rate paid on interest-bearing liabilities decreased 2 basis points to 4.33% in 1997 from 4.35% in 1996. The increased earning assets yield was primarily the result of improved pricing of loans in 1997 compared to 1996. Of the $2,248,000 increase in net interest margin in 1997 over 1996, approximately $1,900,000 was due to increased balances.

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

        The provision for loan losses charged to operations in 1997 was $188,300, a 70.8% decrease from the provision of $645,000 recorded in 1996. Net charge-offs were $304,672 or .18% of average loans outstanding during 1997 as compared to $416,624 or .30% of average loans outstanding during 1996. At December 31, 1997, the allowance for loan losses was $2,655,412 or 1.46% of loans outstanding as compared to $2,771,784 or 1.73% of loans outstanding at December 31, 1996. The allowance for loan losses as a multiple of net loans charged off was 8.72 times and 6.65 times for the years ended December 31, 1997 and 1996, respectively.

        At December 31, 1997, the Company held one residential home property in other real estate owned, in the amount of $209,570. Management anticipates an orderly disposition of this asset with no significant loss at sale. At December 31, 1997, the Company had aggregate non-accrual loans of $394,557, a decrease from $1,062,206 at the prior year end. The ratio of non-accrual loans to total loans was .22% at December 31, 1997, and .66% at December 31, 1996. At December 31, 1997, there were three loans totaling $81,838 past due 90 days or more and still accruing.

        During the second quarter of 1997, Mountain received a cash settlement in a lawsuit that was initiated in August 1995 by Mountain. Accordingly, the Company's December 31, 1997 balance sheet and income statement reflect the effect of this settlement.

        Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") requires that losses on loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At December 31, 1997 and 1996, the Company held impaired loans as defined by SFAS 114 of approximately $518,000 and $960,000, respectively, for which specific allocations of approximately $35,000 and $205,000, respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $617,000 and $51,000 in 1997 and $1,109,000 and $68,000 in 1996.

Non-Interest Income

        Non-interest income was $1,448,801 for the year ended December 31, 1997, compared to $1,267,781 for 1996, a 14.3% increase. This increase resulted primarily from higher service charges and fees on deposits, offset by lower other income. Deposit volume growth increased fees on deposits 34.4%, or $277,454, in 1997 compared to 1996. Other income fell 24.3%, or $111,703, in
1997 compared to 1996. Included in other income in 1996 was a one-time gain of $67,500 from an insurance recovery and gains on sale of real estate owned of $29,800. Non-interest income includes fees from brokerage services the Company provides its clients through a contractual third-party relationship with INVEST Financial Corporation. This service produced income of $53,103 in 1997 compared to $60,612 in 1996.

Non-Interest Expense

        Non-interest expense increased 22.8%, or $1,512,843, to $8,144,980 during 1997 compared to 1996. Salaries and other personnel expense increased 14.7% in 1997 over 1996, and other operating expense increased 45.5%, reflecting the Company's continued growth.

        Occupancy and equipment expense increased 17.1%, or $162,658, over 1996, partly the result of Mountain's opening a combined branch bank/operations center in April 1996, and Charter's opening a new full service branch in November 1996.

        Legal fees increased 7.5% in 1997 from 1996, as a result of the lawsuit previously discussed, which was settled in the second quarter of 1997.

        In the third quarter of 1997, management wrote-off unamortized goodwill of approximately $350,000 which had originated through the purchase of the charter and one branch office of a bank located in Gwinnett County, Georgia. Recent changes in Georgia state banking laws have liberalized a bank's ability to open new branches in other counties, thereby reducing the Gwinnett County charter's value to zero. In addition, the branch office acquired in the 1993 transaction was closed due to unprofitable activity before year-end 1997. Therefore, an impairment loss under Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was recognized for the amount of the remaining unamortized goodwill. Excluding this write-off, non-interest expense increased 17.5% in 1997 over 1996.

        Net non-interest expense (defined as non-interest expense less non-interest income) as a percentage of average assets increased from 2.47% in 1996 to 2.69% in 1997. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 53.7% in 1997, compared to 52.0% in 1996. Excluding the goodwill write-off discussed above, the 1997 net non-interest expense to average assets ratio was 2.55% and the efficiency ratio was 51.4%, basically unchanged from 1996. These ratios have held steady even though the Company's earning assets and deposit base grows and its branch system expands. Management continues to focus on improving non-interest fee income and controlling operating expenses.

Income Taxes

        At December 31, 1997, the Company's net deferred tax asset was $640,516. No valuation allowance was recorded for this asset since taxable income exists in the available carryback periods in an amount which would ensure realization of the asset.

        In 1997, the Company recorded an income tax provision of $2,398,116, reflecting an effective tax rate of 35.0%. This compared with a provision of $1,963,105 in 1996 and a 35.9% effective tax rate.

Capital Resources

        At December 31, 1997, the Company's tier I capital ratio was 15.6% compared to 14.7% at December 31, 1996. At December 31, 1997, the Company's total risk based capital ratio was 16.9% compared to 15.9% at the prior year end. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4% for tier I capital and 8% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized", which are 6% of tier I capital and 10% for total risk based capital.

        The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution.

        The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 problem, in brief, involves the risk that various systems will not operate correctly beyond the century date change-over on January 1, 2000. The Company has identified the various systems impacted, assessed the risks involved, and is currently testing the systems for compliance. The Company is also contacting its vendors and major loan customers to address their exposure to this problem. At this time, the Company does not believe that the cost arising from the Year 2000 project will be material, although there can be no assurance that unforeseen difficulties or costs will not arise.

        In January 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 100,000 shares of its Common Stock in the open market at prevailing market prices.

RESULTS OF OPERATIONS - 1996 VS. 1995

        Net income was $3,503,292 in 1996 compared to $3,006,383 in 1995. Basic earnings per share was $.95 in 1996 compared to $.83 in 1995 and diluted earnings per share was $.81 in 1996 and $.70 in 1995.

        The increase in net income for the year ended December 31, 1996, was attributable to a 9.5% increase in net interest income, or $995,457, a decrease of 38.8% in the provision for loan losses, or $409,297, offset by a decrease of 25.5% in non-interest income, or $433,491; and an increase in non-interest expense of 6.4%, or $399,276.

        Net interest income was $11,475,753 in 1996, the result of a net interest margin of 5.84% on average earning assets of $197,220,000. This compares with a net interest margin of 6.06% on average earning assets of $173,179,000 in 1995. The decrease in the net interest margin was attributable to lower yields on earning assets, down 30 basis points, as the result of lower market rates, partly offset by lower rates on interest paying liabilities, down 7 basis points. The decrease in net interest margin accounted for a decrease of approximately $390,000 in net interest income. Higher volumes produced an increase of approximately $1,419,000 in net interest margin.

        Non-interest income was $1,267,781 in 1996, compared with $1,701,272 in 1995. This decrease came from increased fees on deposits and service charges as a result of volume growth, offset by lower gains on sale of SBA loans and a gain in 1995 of $347,522 from the sale of stock in a publicly traded bank holding company which the Company acquired in partial settlement of a loan.

        Non-interest expense was $6,632,137 in 1996 versus $6,232,861 in 1995. This increase was attributable to the Company's overall growth and branch system expansion, which generated increases in salaries and other personnel costs, equipment and occupancy expenses, and other operating expenses.

        The provision for loan losses charged to operations was $645,000 in 1996 compared to $1,054,297 in 1995. The decrease in the provision was in response to management's assessment that its allowance for loan losses was greater than required to absorb future loan losses. Net charge-offs were $416,624 in 1996, representing .30% of average loans outstanding during the year, compared to $199,694 in 1995 or .16% of average loans outstanding during 1995. At December 31, 1996, the allowance for loan losses was $2,771,784, or 1.72% of loans outstanding, compared to $2,543,408, or 1.91% of loans outstanding at December 31, 1995.

        In 1996 the Company recorded an income tax provision of $1,963,105, reflecting an effective tax rate of 35.9%. This compares with a provision of $1,888,027 in 1995 reflecting a 38.6% effective tax rate.

SELECTED QUARTERLY OPERATING RESULTS

        The following table sets forth certain unaudited results of operations for the Company's last eight fiscal quarters. The unaudited information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown. All amounts are shown in thousands, except per share data.


                                            1997 Quarters                             1996 Quarters
                                --------------------------------------    ------------------------------------
                                Fourth     Third      Second     First    Fourth    Third     Second     First
                                --------------------------------------    ------------------------------------
Income from earning assets      $5,673    $ 5,307     $5,018    $4,750    $4,795    $4,580    $4,229    $4,052
Net interest income
      (taxable-equivalent)       3,699      3,501      3,395     3,166     3,164     2,941     2,756     2,662
Net interest income              3,691      3,490      3,389     3,153     3,152     2,930     2,743     2,651
Provision for loan losses          153       (265)       150       150       150       165       165       165

Noninterest income                 387        358        346       356       330       293       362       283
Other noninterest expense        1,937      2,304      1,971     1,933     1,893     1,660     1,592     1,487
Income before taxes              1,988      1,810      1,615     1,427     1,439     1,398     1,348     1,281
Net income                       1,285      1,173      1,050       933       919       896       863       825
Earnings per
      common share - basic         .33        .32        .28       .25       .25       .24       .23       .22
      common share - diluted       .27        .25        .23       .21       .21       .21       .20       .19
Dividends per common share         .05        .04        .04       .04       .04        --        --        --

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


        The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .80 and 1.2. At December 31, 1997 the Company had a gap ratio of 0.96 for the one-year period ending December 31, 1998. Thus, over the next twelve months, more rate-sensitive liabilities will reprice than rate-sensitive assets.

        A 100 basis point decrease in interest rates spread evenly during 1998 is estimated to cause a decline in net interest income of 4.6% or $682,000 before tax effect as compared to net interest income if interest rates were unchanged during 1998. This low level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements are filed with this report:

                Report of Independent Accountants

                Consolidated Balance Sheets as of December 31, 1997 and 1996

                Consolidated Statements of Income for the years ended
                         December 31, 1997, 1996  and 1995

                Consolidated Statements of Changes in Shareholders' Equity for
                         the years ended December 31, 1997, 1996 and 1995

                Consolidated Statements of Cash Flows for the years ended
                         December 31, 1997, 1996 and 1995

                Notes to Consolidated Financial Statements

                         [PRICE WATERHOUSE LETTERHEAD]


                        Report of Independent Accountants

January 26, 1998

To the Board of Directors and
Shareholders of Merit Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Merit Holding Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

MERIT HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                               DECEMBER 31,
                                                                         1997               1996
ASSETS
Cash and due from banks                                              $ 17,585,760       $ 14,295,260
Federal funds sold and other short-term investments                    14,293,899          7,759,285
Interest-bearing time deposits with other financial
   institutions                                                                --            100,000
Investment securities, held-to-maturity at cost
   (market value of $1,472,473 and $1,666,200 at
   December 31, 1997 and 1996, respectively)
   (Notes 2 and 4)                                                      1,521,291          1,757,813
Securities available-for-sale (Notes 2 and 4)                          44,353,709         43,481,766
Federal Reserve Bank stock                                                299,850            299,850
Federal Home Loan Bank stock                                            1,331,700          1,041,600
Loans, less allowance for loan losses of $2,655,412
   and $2,771,784 at December 31, 1997 and 1996
   respectively (Notes 2 and 5)                                       179,184,439        157,915,964
Premises and equipment, net (Notes 2 and 6)                             5,529,319          5,633,032
Other real estate owned                                                   209,570            110,747
Accrued interest receivable and other assets                            3,053,342          3,784,986
                                                                     ------------       ------------

          Total assets                                               $267,362,879       $236,180,303
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (Note 7)
   Demand                                                            $ 61,672,902       $ 57,396,092
   Checking with interest                                              31,403,603         27,227,950
   Money-market accounts                                               40,876,193         34,457,084
   Savings                                                              2,695,770          3,508,905
   Time, $100,000 and over                                             26,218,536         25,916,972
   Other time                                                          57,416,727         44,189,759
                                                                     ------------       ------------

                                                                      220,283,731        192,696,762

Short-term borrowings (Note 8)                                          6,431,752         11,537,548
Long-term debt (Note 8)                                                 5,282,847          3,263,686
Accrued interest payable and other liabilities                          3,298,721          1,882,759
                                                                     ------------       ------------

          Total liabilities                                           235,297,051        209,380,755
                                                                     ------------       ------------

Commitments and contingencies (Note 13)

Shareholders' equity (Note 10)
   Common stock, $2.50 par value; 10,000,000
      shares authorized; 3,990,233 and 3,704,102 issued;
      3,989,033 and 3,704,102 outstanding at December 31,
      1997 and 1996, respectively                                       9,975,583          9,260,255
   Paid-in capital                                                      8,777,179          8,061,624
   Retained earnings                                                   13,110,971          9,314,117
   Unrealized gain on securities available-for-sale, net of tax           224,505            163,552
   Treasury stock, 1,200 and 0 shares, at cost at
      December 31, 1997 and 1996, respectively                            (22,410)                --
                                                                     ------------       ------------

Total shareholders' equity                                             32,065,828         26,799,548
                                                                     ------------       ------------

          Total liabilities and shareholders' equity                 $267,362,879       $236,180,303
                                                                     ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                1997             1996             1995
Interest and dividend income
   Interest and fees on loans (Note 2)                      $16,902,123      $14,135,633      $13,017,913
   Interest on securities                                     3,013,084        2,659,263        2,102,205
   Interest on federal funds sold and other
      short-term investments                                    720,900          775,797          841,432
   Interest on time deposits with other
      institutions                                                3,831            9,928           28,813
   Dividends on Federal Reserve Bank stock                       17,991           17,991           17,991
   Dividends on Federal Home Loan Bank stock                     90,066           57,771           50,478
                                                            -----------      -----------      -----------
        Total interest and dividend income                   20,747,995       17,656,383       16,058,832
                                                            -----------      -----------      -----------


   Interest expense on deposits                               6,266,716        5,730,931        5,287,014
   Interest expense on long-term debt                           299,714          196,787          173,716
   Interest expense on short-term borrowings                    457,995          252,912          117,806
                                                            -----------      -----------      -----------
        Total interest expense                                7,024,425        6,180,630        5,578,536
                                                            -----------      -----------      -----------
   Net interest income                                       13,723,570       11,475,753       10,480,296

   Provision for loan losses (Notes 2 and 5)                    188,300          645,000        1,054,297
                                                            -----------      -----------      -----------
   Net interest income after provision for loan losses       13,535,270       10,830,753        9,425,999
                                                            -----------      -----------      -----------
   Non-interest income
      Service charges and fees on deposits                    1,082,891          805,437          719,787
      Gain on sale of SBA loans                                  18,678            3,409          247,458
      Other income                                              347,232          458,935          734,027
                                                            -----------      -----------      -----------
        Total non-interest income                             1,448,801        1,267,781        1,701,272
                                                            -----------      -----------      -----------

   Non-interest expense
      Salaries and other personnel                            3,919,086        3,416,451        3,167,918
      Occupancy and equipment                                 1,109,549          946,891          791,702
      Advertising and marketing                                 129,279          127,646          104,525
      FDIC insurance premiums                                    22,114           49,341          183,323
      Legal fees                                                284,349          264,420          236,925
      Data processing fees                                      179,999          139,227          137,895
      Loss on sales of securities, net                           43,495               --           59,788
      Other operating                                         2,457,109        1,688,161        1,550,785
                                                            -----------      -----------      -----------
        Total non-interest expense                            8,144,980        6,632,137        6,232,861
                                                            -----------      -----------      -----------
   Income before income taxes                                 6,839,091        5,466,397        4,894,410

   Provision for income taxes (Notes 2 and 9)                 2,398,116        1,963,105        1,888,027
                                                            -----------      -----------      -----------

   Net income                                               $ 4,440,975      $ 3,503,292      $ 3,006,383
                                                            ===========      ===========      ===========

   Basic earnings per share                                 $      1.18      $       .95      $       .83
                                                            ===========      ===========      ===========

   Diluted earnings per share                               $       .96      $       .81      $       .70
                                                            ===========      ===========      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                              UNREALIZED
                                                                                              GAIN (LOSS)
                                                    COMMON STOCK                             ON SECURITIES
                                          NUMBER                                               AVAILABLE
                                        OF SHARES                    PAID-IN     RETAINED      FOR SALE,   TREASURY
                                       OUTSTANDING    PAR VALUE      CAPITAL     EARNINGS     NET OF TAX    STOCK         TOTAL
Balance at December 31, 1994             3,730,648    $9,326,620   $8,061,563   $2,952,607    $(226,581)  $(740,480)   $19,373,729

Exercise of warrants                        77,167       192,917      240,875                                              433,792

Unrealized gain on available-for-sale
   securities, net of tax                                                                       497,613                    497,613

Net income                                                                       3,006,383                               3,006,383
                                        ----------    ----------   ----------  -----------    ---------   ---------    -----------
Balance at December 31, 1995             3,807,815     9,519,537    8,302,438    5,958,990      271,032    (740,480)    23,311,517

Exercise of options and warrants            39,047        97,618      142,766                                              240,384

Retirement of treasury stock              (142,760)     (356,900)    (383,580)                              740,480             --

Dividend declared                                                                 (148,165)                               (148,165)

Unrealized loss on available-for-sale
   securities, net of tax                                                                      (107,480)                  (107,480)

Net income                                                                       3,503,292                               3,503,292
                                        ----------    ----------   ----------  -----------    ---------   ---------    -----------
Balance at December 31, 1996             3,704,102     9,260,255    8,061,624    9,314,117      163,552          --     26,799,548

Exercise of options and warrants           286,131       715,328      715,555                                            1,430,883

Treasury stock purchased                    (1,200)                                                         (22,410)       (22,410)

Dividends declared                                                                (644,121)                               (644,121)

Unrealized gain on available for sale
    securities, net of tax                                                                       60,953                     60,953

 Net income                                                                      4,440,975                               4,440,975
                                        ----------    ----------   ----------  -----------    ---------   ---------    -----------

Balance at December 31, 1997             3,989,033    $9,975,583   $8,777,179  $ 13,110,971   $ 224,505   $ (22,410)   $32,065,828
                                        ==========    ==========   ==========  ============   =========   =========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                    1997            1996            1995
Cash flows from operating activities
   Net income                                                  $  4,440,975    $  3,503,292    $  3,006,383
   Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                               908,807         453,919         394,008
        Net amortization of premiums and discounts on
          securities                                               (110,002)         57,519          19,935
        Provision for loan losses                                   188,300         645,000       1,054,297
        Loss on sales of securities, net                             43,495              --          59,788
        Gain on sale of SBA loans                                   (18,678)         (3,409)       (247,458)
        (Gain) loss on sale of other real estate                     (6,459)         (6,904)         56,124
        Increase in interest receivable                            (303,708)       (166,286)       (405,759)
        Increase (decrease) in interest payable                     583,061         (10,850)        657,275
        Decrease (increase) in prepaid expenses and
          other assets                                              196,441      (1,242,259)         97,482
        Increase (decrease) in accrued expenses and
          other liabilities                                         745,402        (109,057)       (499,300)
                                                               ------------    ------------    ------------
             Net cash provided by operating activities            6,667,634       3,120,965       4,192,775
                                                               ------------    ------------    ------------

Cash flows from investing activities
   Purchases of held-to-maturity securities                              --        (100,410)       (200,000)
   Proceeds from maturities of held-to-maturity securities          235,000         180,250         714,104
   Purchases of available-for-sale securities (including
      mortgage-backed securities)                               (42,384,369)    (12,706,762)    (20,986,634)
   Proceeds from sales of available-for-sale securities
      (including mortgage-backed securities)                     21,890,304       2,011,107       6,590,253
   Proceeds from maturities of available-for-sale securities     19,788,462       4,000,000       8,134,715
   Proceeds from maturities of time deposits with
      other financial institutions                                  100,000         103,750              --
   Purchases of Federal Home Loan Bank stock                       (290,100)       (346,300)       (105,600)
   Proceeds from sale of other real estate                          338,170         712,083       1,409,198
   Loans made to customers, net                                 (21,438,097)    (27,883,261)    (17,191,150)
   Capital expenditures, net of retirements                        (396,715)     (1,483,372)       (288,581)
                                                               ------------    ------------    ------------
             Net cash used in investing activities              (22,157,345)    (35,512,915)    (21,923,695)
                                                               ------------    ------------    ------------

Cash flows from financing activities
   (Repayments) proceeds from short-term borrowings, net         (5,105,796)      7,039,993       2,572,644
   Proceeds from long-term debt                                   2,300,000         969,890              --
   Repayment of long-term debt                                     (280,839)       (189,920)       (129,772)
   Net increase in deposits                                      27,586,969      19,633,221      13,906,636
   Proceeds from exercise of stock options/warrants               1,430,883         240,384         433,792
   Dividends paid                                                  (593,982)             --              --
   Purchase of treasury stock                                       (22,410)             --              --
                                                               ------------    ------------    ------------
             Net cash provided by financing activities           25,314,825      27,693,568      16,783,300
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents              9,825,114      (4,698,382)       (947,620)

Cash and cash equivalents at beginning of period                 22,054,545      26,752,927      27,700,547
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of period                     $ 31,879,659    $ 22,054,545    $ 26,752,927
                                                               ============    ============    ============
Supplemental data
   Interest paid                                               $  6,440,444    $  6,192,409    $  4,921,260
                                                               ============    ============    ============
   Income taxes paid                                           $  1,861,000    $  2,670,000    $  2,594,450
                                                               ============    ============    ============
   Transfer from loans to real estate acquired
      through foreclosure                                      $    234,000              --    $  1,418,353
                                                               ============    ============    ============
   Transfer of investment securities to available
      for sale                                                           --              --    $  9,035,630
                                                               ============    ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     The Company follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which requires that losses, if any, on impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which requires that an impairment of long-lived assets be recognized if the future cash flows expected from the use of the asset and its eventual disposition is less than the carrying amount of the asset. This Statement had no effect on the Company's financial position or results of operations upon adoption. However, during 1997, the Company recognized a loss of approximately $350,000 (which is included in other operating expense) due to the impairment of goodwill associated with the purchase of a branch location in a prior year.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which is an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     ESTIMATED FAIR VALUES

     In accordance with Statement of Financial Accounting Standards No. 107 ("SFAS 107"), the Company discloses current market value information related to certain assets and liabilities, both on- and off-balance sheet. The estimated fair values of the Banks' financial instruments are detailed in Note 12.

     TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which prescribes accounting standards to be followed when the Company transfers control over financial assets to third parties. SFAS 125 is effective for transactions occurring after December 31, 1996; however, the FASB delayed implementation of certain provisions of SFAS 125 for one year.

     NET INCOME PER SHARE

     In February 1997, the FASB issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to present both basic and diluted earnings per share on the statement of income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earning per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculations in the respective years presented. However, the weighted-average number of shares outstanding used in computing basic and diluted earnings per share are as follows:



                                       1997        1996        1995
     Basic earnings per share        3,769,381   3,696,131   3,636,481

     Dilutive options and warrants     874,966     622,873     663,597
                                     ---------   ---------   ---------

     Diluted earnings per share      4,644,347   4,319,004   4,300,078
                                     =========   =========   =========



     Earnings per share for 1996 and 1995 have been restated to provide comparable information to 1997.

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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   CASH AND DUE FROM BANKS

     The Banks are required to maintain average reserve balances through deposits with the Federal Reserve Bank or other banks. The Banks' requirement for reserves at December 31, 1997 and 1996 was approximately $1,955,000 and $1,849,000, respectively.

2.   INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED CERTIFICATES)

     The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1997 and 1996 are presented below:

                                                          1997
                                                   GROSS         GROSS         ESTIMATED
                                   AMORTIZED     UNREALIZED    UNREALIZED        MARKET
                                     COST          GAINS         LOSSES           VALUE
     U.S Government Agencies      $1,000,000      $    --      $   69,241      $  930,759
     Tax exempt bonds                521,291       20,423              --         541,714
                                  ----------      -------      ----------      ----------

                                  $1,521,291      $20,423      $   69,241      $1,472,473
                                  ==========      =======      ==========      ==========



                                                           1996
                                                   GROSS          GROSS         ESTIMATED
                                   AMORTIZED     UNREALIZED     UNREALIZED        MARKET
                                     COST          GAINS          LOSSES           VALUE
     U.S Government Agencies      $1,000,000      $     --      $  104,940      $  895,060
     Tax exempt bonds                757,813        14,410           1,083         771,140
                                  ----------      --------      ----------      ----------

                                  $1,757,813      $ 14,410      $  106,023      $1,666,200
                                  ==========      ========      ==========      ==========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1997 by contractual maturity are shown below:

                                                             ESTIMATED
                                             AMORTIZED        MARKET
                                               COST           VALUE
Due in one year or less                     $       --      $       --
Due after one year through five years          220,923         232,741
Due after five years through ten years       1,300,368       1,239,732
Due after ten years                                 --              --
                                            ----------      ----------

                                            $1,521,291      $1,472,473
                                            ==========      ==========


     The amortized cost and estimated market value for securities available-for-sale (including mortgage-backed certificates) at December 31, 1997 and 1996 are presented below:


                                                             1997
                                                    GROSS            GROSS         ESTIMATED
                                   AMORTIZED      UNREALIZED      UNREALIZED        MARKET
                                     COST           GAINS           LOSSES           VALUE
U.S Treasuries                    $11,498,173      $ 97,452      $        --      $11,595,625
U.S Government Agencies            27,638,481       256,142           13,818       27,880,805
Mortgage-backed certificates        4,854,949        35,302           12,972        4,877,279
                                  -----------      --------      -----------      -----------

                                  $43,991,603      $388,896      $    26,790      $44,353,709
                                  ===========      ========      ===========      ===========



                                                            1996
                                                    GROSS          GROSS           ESTIMATED
                                   AMORTIZED      UNREALIZED     UNREALIZED          MARKET
                                     COST           GAINS          LOSSES            VALUE
U.S Treasuries                    $13,950,786      $ 96,707      $       151      $14,047,342
U.S Government Agencies            22,286,193       205,283           44,835       22,446,641
Mortgage-backed certificates        6,980,992        34,990           28,199        6,987,783
                                  -----------      --------      -----------      -----------

                                  $43,217,971      $336,980      $    73,185      $43,481,766
                                  ===========      ========      ===========      ===========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The amortized cost and estimated market value of investment securities available-for-sale at December 31, 1997 by contractual maturity are shown below:


                                                  AMORTIZED          MARKET
                                                    COST             VALUE
     Due in one year or less                     $ 4,991,866      $ 4,998,438
     Due after one year through five years        15,508,607       15,648,285
     Due after five years through ten years       18,636,182       18,829,707
                                                 -----------      -----------
                                                  39,136,655       39,476,430
     Mortgage-backed certificates                  4,854,948        4,877,279
                                                 -----------      -----------

                                                 $43,991,603      $44,353,709
                                                 ===========      ===========



     The scheduled maturities for mortgage-backed certificates are not disclosed because their expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties. Proceeds from sales of investment securities available-for-sale, including mortgage-backed certificates during 1997 and 1995 were $21,890,304 and $6,590,253 respectively. Net losses of $43,495 and $59,788 were realized on those sales, respectively. There were no sales of investment securities during 1996; however, proceeds from paydowns of mortgage-backed certificates were $2,011,107.

     Investment securities with a carrying value of approximately $28,251,727 and $29,471,803 at December 31, 1997 and 1996, respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.

5.   LOANS

     The composition of the loan portfolio at December 31, 1997 and 1996 is presented below:


                                                   1997                1996
     Commercial                               $  99,746,972       $  91,324,703
     Real estate - construction and land
        development                              39,974,467          34,407,374
     Real estate - mortgage                      30,619,969          20,241,934
     Instalment and other consumer               11,490,743          14,686,037
     Farm land                                        7,700              27,700
                                              -------------       -------------
                                                181,839,851         160,687,748
     Less:  Allowance for loan losses            (2,655,412)         (2,771,784)
                                              -------------       -------------

                                              $ 179,184,439       $ 157,915,964
                                              =============       =============

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Activity in the allowance for loan losses for the three years ended December 31, 1997 is presented below:

                                       1997              1996              1995
     Beginning balance              $2,771,784        $2,543,408        $1,688,805
     Provision for loan losses         188,300           645,000         1,054,297
     Recoveries                        188,287           162,203            64,975
     Charge-offs                      (492,959)         (578,827)         (264,669)
                                    ----------        ----------        ----------

     Ending balance                 $2,655,412        $2,771,784        $2,543,408
                                    ==========        ==========        ==========


     At December 31, 1997, 1996 and 1995, the Banks had aggregate non-accrual or reduced rate loans of $394,557, $1,062,206, and $1,298,017, respectively. If interest on these loans had been accrued throughout the year, income on these loans would have been increased by approximately $74,163 in 1997, $158,000 in 1996 and $130,000 in 1995. Additionally, at December 31, 1997
     and 1996, the Banks held impaired loans as defined by SFAS 114 of approximately $518,000 and $960,000, respectively, for which specific allocations of approximately $35,000 and $205,000 respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $617,000 and $51,000 in 1997 and $1,109,000 and $68,000 in
     1996.

6.   PREMISES AND EQUIPMENT

     At December 31, 1997 and 1996, premises and equipment balances are as follows:


                                            USEFUL
                                             LIVES            1997               1996

     Land                                                  $ 1,098,580       $ 1,098,580
     Bank buildings                       30-40 years        4,458,799         4,388,096
     Equipment, furniture
        and fixtures                       3-10 years        2,657,058         2,392,526
                                                           -----------       -----------
                                                             8,214,437         7,879,202
     Less:  Accumulated depreciation                        (2,685,118)       (2,246,170)
                                                           -----------       -----------

                                                           $ 5,529,319       $ 5,633,032
                                                           ===========       ===========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   DEPOSITS

     The maturities of the Bank's time deposits at December 31, 1997 are as follows:

     1998                                                  $77,581,505
     1999                                                    2,771,509
     2000                                                    1,511,374
     2001                                                      875,828
     2002                                                      895,047
     Thereafter                                                     --
                                                           -----------
                                                           $83,635,263
                                                           ===========


8.   BORROWINGS

     The Banks utilize short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions ($6,431,752 and $7,537,548 at December 31, 1997 and 1996, respectively). At
     December 31, 1997 and 1996, the Banks have federal funds lines from other banks totaling $25,750,000 and $20,500,000, respectively. There were no amounts outstanding under these short-term commitments at December 31, 1997 and 1996. Additionally, during December 1996, the Banks entered into $4,000,000 of short-term fixed rate advances with an average interest rate of 5.75% from the Federal Home Loan Bank of Atlanta (the "FHLBA"). The advances were repaid in 1997.

     The Banks had outstanding long-term fixed rate advances from the FHLBA of $5,282,847 and $3,263,686 at December 31, 1997 and 1996, respectively. The average interest rate paid on the long-term advances during 1997 and 1996 was 6.66% and 6.55%, respectively. All the advances are collateralized by certain 1-4 family residential properties and investment securities as required by the FHLBA. At December 31, 1997, aggregate principal maturities of the advances are as follows:

     1998                                                  $  487,890
     1999                                                   1,120,557
     2000                                                   2,189,025
     2001                                                     370,500
     2002                                                     370,500
     Thereafter                                               744,375
                                                           ----------
                                                           $5,282,847
                                                           ==========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES

     The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                         1997            1996            1995
Federal:
   Current                           $2,241,514      $1,825,962      $2,047,701
   Deferred provision (benefit)          41,148           7,611        (282,195)
                                     ----------      ----------      ----------
                                      2,282,662       1,833,573       1,765,506
State:
   Current                              110,882         128,959         248,325
   Deferred provision (benefit)           4,572             573        (125,804)
                                     ----------      ----------      ----------

                                     $2,398,116      $1,963,105      $1,888,027
                                     ==========      ==========      ==========



     The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                                          YEAR ENDED DECEMBER 31,
                                               1997               1996               1995
Income before income taxes                  $6,839,092         $5,466,397         $4,894,410
                                            ==========         ==========         ==========
Federal income taxes at statutory rate       2,325,591         $1,858,575         $1,664,099
State tax                                      115,454             85,491            163,894
Nondeductible expenses                          37,584             36,216             26,170
Interest on tax exempt securities              (34,834)           (16,470)           (14,153)
Other                                          (45,679)              (707)            48,017
                                            ----------         ----------         ----------

   Income tax expense                       $2,398,116         $1,963,105         $1,888,027
                                            ==========         ==========         ==========
Effective income tax rate                           35%                36%                39%


     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, were as follows:


                                                           1997          1996
Deferred tax liabilities
   Premises and equipment                                $ 52,791      $  7,036
   Discount on investment securities                       88,469        96,940
   Accrual to cash conversion                              23,283        46,566
   Unrealized gain on securities available-for-sale       137,601        91,998
                                                         --------      --------
      Total deferred tax liabilities                      302,144       242,540
                                                         --------      --------
Deferred tax assets
   Allowance for loan losses                              799,995       844,170
   Gain on SBA loans                                       20,309        27,400
   Loan fees, net                                          71,552        28,988
   Non-accrual loans                                       23,889        12,877
   Other                                                   26,915        60,944
                                                         --------      --------
      Total deferred tax assets                           942,660       974,379
                                                         --------      --------
        Net deferred tax assets                          $640,516      $731,839
                                                         ========      ========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  SHAREHOLDERS' EQUITY

     In connection with Mountain's formation and initial offering, transferable warrants were issued to Mountain's organizers. The warrants, which were assumed by the Company, allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering and are exercisable for ten years from the date of opening of Mountain (August 1988) at the initial offering price of $5.00 per share. At December 31, 1997 and 1996, 714,599 and 979,799 warrants were outstanding, respectively.

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

     In connection with the merger, the Company also assumed Charter's options for 109,037 shares. These options were granted at prices ranging from $3.52 to $4.66 per share. All of the options were declared fully vested in August 1995. During 1996, 1,610 of the options were exercised at $4.66 per share. During 1997, 8,531 of the options were exercised at various prices ranging from $3.52 to $4.66 per share. At December 31, 1997, 98,894 of the Charter options are outstanding.

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

     A summary of stock option activity is as follows:


                                                        OPTION PRICE
                                             SHARES      PER SHARE

     Outstanding at December 31, 1995        94,900
        Granted                              24,000       $11.75
        Exercised                            (5,000)      $ 5.00
        Expired                                (650)      $10.25
                                            -------
     Outstanding at December 31, 1996       113,250
        Granted                              24,500       $19.50
        Exercised                           (10,800)      $ 5.00
        Exercised                            (1,600)      $10.25
        Expired                                (250)      $10.25
        Expired                              (1,700)      $11.75
                                            -------

     Outstanding at December 31, 1997       123,400
                                            =======

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     As of December 31, 1997, there were 209,200 options available for grant and 82,175 options available for exercise under the Plan.

     Additionally, the Board of Directors may grant stock options for up to 100,000 shares of the Company's common stock to the president of Mountain pursuant to a stock bonus arrangement. As of December 31, 1997, the Board of Directors had granted stock options of 92,500 shares at $5.00 per share to the president. The remaining 7,500 options were granted at $5.00 per share subsequent to December 31, 1997. All unexercised options expire on August 2, 1998. No options under this arrangement have been exercised as of December 31, 1997.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by FASB during 1995 and was effective for the Company in 1996. SFAS 123 allows companies to adopt the fair value based method of accounting or to continue using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since the Company has elected to continue applying APB 25 in accounting for its plans, no compensation cost has been recognized in 1995, 1996 or 1997. Additionally, in accordance with SFAS 123, the Company is required to disclose fair value information about its stock-based employee compensation plans for periods beginning after January 1, 1995. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced.

     In order to estimate compensation cost, the Black-Scholes model was employed using the following assumptions:



                                                          1997           1996           1995
Dividend yield                                            0.82%          0.30%          0.30%
Expected life                                            6 years        6 years        6 years
Expected volatility                                      34.93%         30.00%         30.00%
Risk-free interest rate                                   5.77%          5.45%          6.15%
Weighted- average fair values of options granted         $6.30          $5.82          $5.03

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table sets forth the effect on net income and diluted earnings per share:


                                                              1997              1996             1995
Net income                           As reported           $4,440,975        $3,503,292       $3,006,383
                                     Pro forma             $4,425,008        $3,452,070       $2,901,273

Diluted earnings per share           As reported           $     0.96        $     0.81       $     0.70
                                     Pro forma             $     0.96        $     0.80       $     0.68

11.  PROFIT SHARING PLAN

     Mountain established the Mountain National Bank Profit Sharing Plan for all employees 21 years of age or older who are currently employed with more than one year of eligible service as defined. Under the plan provisions, employees may contribute up to the legal contribution limit. Mountain will make an annual matching contribution equal to a percentage of the amount contributed by the employee, up to 3% of the employee's annual compensation. In 1996 and 1995 Mountain accrued matching contributions of approximately $45,000 and $35,000, respectively.

     Charter adopted a 401(k) Savings Plan for all employees 21 years of age or older who are currently employed with more than one year of eligible service as defined. Under the plan provisions, employees may contribute up to the legal contribution limit. Charter's matching contribution is equal to 50% of the employee's contribution in 1996 and 1995, up to 6% of the employee's annual compensation. Amounts expensed in 1996 and 1995 as a result of the employer's contributions to this plan totaled $28,898 and $26,789, respectively.

     As of December 31, 1996, the Charter plan was renamed the Merit Holding Corporation 401(k) Profit Sharing Plan and the Mountain profit sharing plan was merged into it. The Company's 1997 matching contribution of $77,033 is equal to 100% of the employee's contribution in 1997, up to 3% of the employee's annual compensation.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107 requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

     Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. The disclosures also do not include certain servicing rights on the Company's SBA-guaranteed loan portfolio. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     INTEREST-BEARING TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS.

     Fair value for time deposits with other financial institutions is based on the present value of projected future cash in-flows.

     INVESTMENT SECURITIES

     Fair value for investment securities and mortgage-backed certificates is based on quoted market prices.

     LOANS

     The loan portfolio is segregated into categories of loans with similar pricing characteristics. The fair value of each category is calculated using present value techniques based upon projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan losses.

     DEPOSITS

     The fair value of demand deposits, checking with interest accounts, money-market accounts and savings accounts are the amounts payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The carrying value of financial instruments and their related estimated fair values as of December 31, 1997 and 1996 are presented below:


                                                                  1997
                                                                         ESTIMATED
                                                       CARRYING            FAIR
                                                         VALUE             VALUE
     Financial assets
        Investment securities
           held-to-maturity                          $  1,521,291      $  1,472,473
           available-for-sale                          39,476,430        39,476,430
        Mortgage-backed certificates
           available-for-sale                           4,877,279         4,877,279
        Loans, net of allowance for loan losses       179,184,439       181,929,814

     Financial liabilities
        Fixed-maturity time deposits                   83,635,263        83,858,322
        Short-term borrowings                           6,431,752         7,256,681
        Long-term debt                                  5,282,847         5,349,996


                                                                  1996
                                                                          ESTIMATED
                                                        CARRYING            FAIR
                                                         VALUE              VALUE
     Financial assets
        Interest-bearing time deposits with
           other financial institutions              $    100,000      $    100,863
        Investment securities
           held-to-maturity                             1,757,813         1,666,200
           available-for-sale                          36,493,983        36,493,983
        Mortgage-backed certificates
           available-for-sale                           6,987,783         6,987,783
        Loans, net of allowance for loan losses       157,915,964       154,729,893

     Financial liabilities
        Fixed-maturity time deposits                   70,106,731        72,732,418
        Short-term borrowings                          11,715,438        11,926,190
        Long-term debt                                  3,263,686         3,675,772

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  COMMITMENTS AND CONTINGENCIES

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1997 and 1996, unfunded commitments to extend credit were approximately $61,222,000 and $52,006,000, respectively. In many instances, customers may not draw down on approved lines of credit or may not draw on these lines to the full amount approved, thereby reducing the Company's need to maintain liquidity to fund these obligations. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 1997 and 1996, commitments under letters of credit aggregated approximately $2,468,000 and $2,310,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, certificates of deposit, and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

     Most of the Company's business activity is with customers located within the Atlanta metropolitan area. The Bank's only concentration of credit is for real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate business. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

     The Company is a defendant in litigation arising through the normal course of business. In the opinion of management, the ultimate outcome associated with these matters would not be material to the Company's financial statements.

     The Company leases office space under noncancellable operating leases. The future minimum rental payments under these leases are immaterial at December 31, 1997.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS

     At December 31, 1997 and 1996, deposits obtained from directors, executive officers and their related interests were approximately $11,081,289 and $8,736,000, respectively. These deposits were taken in the normal course of business at market interest rates.

     Loans to directors and their related interests, in the aggregate were as follows:

     Balance at December 31, 1995             $ 4,027,190
     New loans                                  3,415,890
     Payoffs                                   (2,650,735)
                                              -----------
     Balance at December 31, 1996               4,792,345
     New loans                                  4,546,772
     Payoffs                                   (3,885,041)
                                              -----------

     Balance at December 31, 1997             $ 5,454,076
                                              ===========


     Such loans were made in the ordinary course of business at the Company's normal credit terms, including interest and collateral, and do not represent more than a normal risk of collection.

15.  REGULATORY CAPITAL

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

     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized Mountain as "well capitalized" and the FDIC categorized Charter as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since those notifications that management believes have changed the Banks' categories.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Banks' actual capital amount and ratios are presented in the table below:


                                                                                             TO BE "WELL
                                                                                          CAPITALIZED" UNDER
                                                                  FOR CAPITAL              PROMPT CORRECTIVE
                                             ACTUAL            ADEQUACY PURPOSES           ACTION PROVISIONS
                                       AMOUNT       RATIO     AMOUNT         RATIO       AMOUNT         RATIO
                                       (000'S)                (000'S)                    (000'S)
As of December 31, 1997
   Total capital
    (to risk-weighted assets)
      Consolidated                     $34,393      16.9%     > $16,325      > 8.0%         N/A
                                                              -              -
      Mountain National Bank           $19,044      17.2%     > $ 8,863      > 8.0%      > $11,079      > 10.0%
                                                              -              -           -              -
      Charter Bank & Trust             $14,258      15.1%     > $ 7,540      > 8.0%      > $ 9,425      > 10.0%
                                                              -              -           -              -

   Tier I Capital
       (to risk-weighted assets)
      Consolidated                     $31,841      15.6%     > $ 8,162      > 4.0%          N/A
                                                              -              -
      Mountain National Bank           $17,658      16.0%     > $ 4,432      > 4.0%      > $ 6,648      >  6.0%
                                                              -              -           -              -
      Charter Bank & Trust             $13,080      13.9%     > $ 3,770      > 4.0%      > $ 5,655      >  6.0%
                                                              -              -           -              -

   Tier I Capital (to average assets)
      Consolidated                     $31,841      11.7%     > $ 8,149      > 3.0%          N/A
                                                              -              -
      Mountain National Bank           $17,658      12.9%     > $ 4,110      > 3.0%      > $ 6,850      >  5.0%
                                                              -              -           -              -
      Charter Bank & Trust             $13,080       9.7%     > $ 4,035      > 3.0%      > $ 6,724      >  5.0%
                                                              -              -           -              -


                                                                                                   TO BE "WELL
                                                                                                CAPITALIZED" UNDER
                                                                           FOR CAPITAL          PROMPT CORRECTIVE
                                                     ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                              AMOUNT        RATIO      AMOUNT       RATIO       AMOUNT      RATIO
                                              (000'S)                  (000'S)                  (000'S)
As of December 31, 1996
   Total capital
    (to risk-weighted assets)
      Consolidated                           $28,825       15.9%     > $14,484      > 8.0%       N/A
                                                                     -              -
      Mountain National Bank                 $15,895       16.7%     > $ 7,621      > 8.0%     > $9,527     > 10.0%
                                                                     -              -          -            -
      Charter Bank & Trust                   $12,218       14.1%     > $ 6,957      > 8.0%     > $8,696     > 10.0%
                                                                     -              -          -            -

   Tier I Capital (to risk-weighted assets)
      Consolidated                           $26,556       14.7%     > $ 7,242      > 4.0%       N/A
                                                                     -              -
      Mountain National Bank                 $14,699       15.4%     > $ 3,810      > 4.0%     > $5,715     >  6.0%
                                                                     -              -          -            -
      Charter Bank & Trust                   $11,131       12.8%     > $ 3,479      > 4.0%     > $5,218     >  6.0%
                                                                     -              -          -            -

   Tier I Capital (to average assets)
      Consolidated                           $26,556       11.3%     > $ 7,054      > 3.0%       N/A
                                                                     -              -
      Mountain National Bank                 $14,699       12.5%     > $ 3,536      > 3.0%     > $5,893     >  5.0%
                                                                     -              -          -            -
      Charter Bank & Trust                   $11,131        9.5%     > $ 3,515      > 3.0%     > $5,858     >  5.0%
                                                                     -              -          -            -


     Banking regulations restrict the amount of dividends which the Banks may pay to the Company without obtaining prior approval from their respective regulators. Under these regulations, retained earnings of the Banks available for payment of dividends to the Company without prior regulatory approval at December 31, 1997 is approximately $7,100,000.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.  CONDENSED FINANCIAL STATEMENTS OF HOLDING COMPANY

     Following are the condensed balance sheets of Merit Holding Corporation at December 31, 1997 and 1996, and the related condensed statements of income and of cash flows for the three years ended December 31, 1997.


                                 BALANCE SHEETS

                                                  DECEMBER 31,
                                              1997             1996
ASSETS
Cash                                      $ 1,164,744      $   425,204
Investment in bank subsidiaries            31,119,336       26,542,508
                                          -----------      -----------

                                          $32,284,080      $26,967,712
                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                         $   198,312      $   148,165
Other liabilities                              19,940           20,000
Shareholders' equity                       32,065,828       26,799,547
                                          -----------      -----------

                                          $32,284,080      $26,967,712
                                          ===========      ===========

                              STATEMENTS OF INCOME

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                               1997              1996              1995
Dividends from bank subsidiaries                           $   100,000       $        --       $    40,000
Operating expenses                                            (253,524)         (156,411)         (173,043)
                                                           -----------       -----------       -----------
Loss before income taxes and
   equity in earnings of bank subsidiaries                    (153,524)         (156,411)         (133,043)
Income tax benefit (expense)                                    93,804            53,179              (618)
                                                           -----------       -----------       -----------
Loss before equity in earnings of
   bank subsidiaries                                           (59,720)         (103,232)         (133,661)
Equity in undistributed earnings of bank subsidiaries        4,500,695         3,606,524         3,140,044
                                                           -----------       -----------       -----------

Net income                                                 $ 4,440,975       $ 3,503,292       $ 3,006,383
                                                           ===========       ===========       ===========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          1997              1996              1995
Cash flows from operating activities
   Net income                                         $ 4,440,976       $ 3,503,292       $ 3,006,383
   Adjustments to reconcile net income
      to net cash used in operating activities
        Undistributed equity in income
          of bank subsidiaries                         (4,500,695)       (3,606,524)       (3,140,044)
        Amortization of organizational costs                   --             4,584            11,001
        (Increase) decrease in other assets               (15,178)          (53,179)              618
        (Decrease) increase in other liabilities              (54)           15,000             3,150
                                                      -----------       -----------       -----------

   Net cash used in operating activities                  (74,951)         (136,827)         (118,892)
                                                      -----------       -----------       -----------

Cash flows from financing activities
   Dividends paid                                        (593,982)               --                --
   Proceeds from exercise of stock options              1,430,883           240,383           433,792
   Purchase of treasury stock                             (22,410)               --                --
                                                      -----------       -----------       -----------

      Net cash provided by financing activities           814,491           240,383           433,792
                                                      -----------       -----------       -----------

Net increase in cash                                      739,540           103,556           314,900
Cash at beginning of the period                           425,204           321,648             6,748
                                                      -----------       -----------       -----------

Cash at end of the period                             $ 1,164,744       $   425,204       $   321,648
                                                      ===========       ===========       ===========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


17.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                  1997 QUARTERS                                  1996 QUARTERS
                                 --------------------------------------------      ------------------------------------------
                                 FOURTH        THIRD       SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
Total interest and dividend
   income                        $5,673       $5,307       $5,018      $4,750      $4,795      $4,580      $4,229      $4,052
Net interest income               3,691        3,490        3,389       3,153       3,152       2,930       2,743       2,651
Provision for loan losses           153         (265)         150         150         150         165         165         165
Total non-interest income           387          358          346         356         330         293         362         283
Total non-interest expense        1,937        2,304        1,971       1,933       1,893       1,660       1,592       1,487
Income before income taxes        1,988        1,810        1,615       1,427       1,439       1,398       1,348       1,281
Net income                        1,285        1,173        1,050         933         919         896         863         825
Basic earnings per share           0.33         0.32         0.28        0.25        0.25        0.24        0.23        0.22
Diluted earnings per share         0.27         0.25         0.23        0.21        0.21        0.21        0.20        0.19
Dividends per share                0.05         0.04         0.04        0.04        0.04        0.00        0.00        0.00

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

       There has been no occurrence requiring a response to this Item.


                                    PART III

       Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11. EXECUTIVE COMPENSATION.

        The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1).    Financial Statements and Auditors' Report.

     The following financial statements are filed with this report:

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statements of Income for the years ended
                December 31, 1997, 1996  and 1995

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedules.

                All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (3)     Exhibits.

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


Exhibit No.                                      Description of Exhibit
-----------             ---------------------------------------------------------------------------
   *2.1       -         Agreement and Plan of Merger, including exhibits thereto, among Mountain
                        Holding Corporation, Charter Bank & Trust Co. and Mountain Acquisition
                        Corporation, dated as of September 13, 1994 (1994 S-4).

*3(i).1       -         Articles of Incorporation dated November 26, 1990 (1991 S-4, Exhibit 3.1).

*3(i).2       -         Articles of Amendment dated January 8, 1991 (1991 S-4, Exhibit 3.2).

*3(i).3       -         Articles of Amendment dated August 25, 1994 (1994 S-4).

 *3(ii).1          -         By-Laws adopted November 27, 1990 (1991 S-4, Exhibit 3.3).

 *3(ii).2          -         Amendment to Bylaws adopted December 30, 1994 (1994 10-KSB).

     *4.1          -         Specimen Common Stock Certificate (1991 S-4).

     *4.2          -         Form of Merit Warrant Agreement (1994 S-4).

    *10.1          -         Employment Agreement dated September 1, 1995 by and among the
                             Registrant, Mountain National Bank and J. Randall Carroll (1995 10-KSB).

    *10.2          -         Data Processing Agreement dated March 1, 1988 between Mountain National
                             Bank and Financial Data Dimensions, Inc. (now ProVesa, Inc.) (1991 S-4).

    *10.3          -         1991 Incentive Stock Option Plan of Registrant, as amended (1991 10-K).

    *10.5          -         Employment Agreement dated September 1, 1995 by and among the
                             Registrant, Charter Bank and Trust Co. and Ronald H. Francis (1995 10-
                             KSB).

    *10.6          -         Lease Agreement dated June 15, 1994 between Charter Bank and Trust Co.
                             and Stillhouse Associates, Ltd. (1994 10-KSB).

    *10.7          -         Lease Agreement dated September 14, 1988 between Charter Bank and Trust
                             Co. and Dehco, Inc. (1994 10-KSB).

    *10.8          -         Data Processing Service Agreement dated December 30, 1994 between
                             Charter Bank and Trust Co. and FiServe Basis, Inc. (1994 10-KSB).

    *10.9         -          Lease Agreement dated December 1, 1995 between Mountain National Bank and Sullivan 75, L.P. (1995 10-KSB).

    10.10         -          Lease Agreement dated November 18, 1997 between Charter Bank & Trust and Post Apartment Homes, L.P.

    10.11         -          Sublease Agreement dated October 31, 1997 between NationsBank, N.A. as
                             Sublessor and Mountain National Bank as Subleassee.

    *22.1          -         Subsidiaries of the Registrant (1994 10-KSB).

     23.1         -          Consent of Price Waterhouse LLP.

     27.1         -          Financial Data Schedule


     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MERIT HOLDING CORPORATION



Date:  March 27, 1998
                                    By: /s/ J. Randall Carroll
                                        -------------------------------------
                                        J. Randall Carroll
                                        Chairman of the Board,
                                        and Chief Executive Officer


Date: March 27, 1998
                                    By: /s/ Ronald H. Francis
                                        -------------------------------------
                                        Ronald H. Francis
                                        President and Chief Financial Officer
                                        (principal financial and
                                        accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          Signature                                     Title                                    Date
          ---------                                     -----                                    ----
 /s/ J. Randall Carroll                         Chairman of the Board,                      March 27, 1998
---------------------------------               and Chief Executive Officer
J. Randall Carroll


 /s/ Michael J. Coles                           Director                                    March 27, 1998
---------------------------------
Michael J. Coles


 /s/ Ronald H. Francis                          President, Chief Financial                  March 27, 1998
---------------------------------               Officer and Director
Ronald H. Francis


 /s/ Patrick H. Hickok                          Director                                    March 27, 1998
--------------------------------
Patrick H. Hickok


 /s/ Walter J. McCloud                          Director                                    March 27, 1998
--------------------------------
Walter J. McCloud, II

                                  EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
10.10          Lease Agreement dated November 18, 1997 between Charter Bank &
               Trust and Post Apartment Homes, L.P.

10.11          Sublease Agreement dated October 31, 1997 between NationsBank,
               N.A. as Sublessor and Mountain National Bank as Subleassee.

23.1           Consent of Price Waterhouse LLP

27.1           Financial Data Schedule (for SEC use only)