Form 10-Q
period 1998-03-31
MERIT HOLDING CORP /GA
filed 1998-05-05
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
      MARCH 31, 1998                                              0-25938

                            MERIT HOLDING CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

GEORGIA                                                           58-1934011
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

                                 Not Applicable
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year,if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                    No
                               ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                              4,045,750
-----------------------------                   --------------------------------
         Class                                  Outstanding as of April 30, 1998

                        Part I    FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                           1998                       1997
                                                                       ------------               ------------

                     ASSETS
                     ------

Cash and due from banks                                                $ 13,846,737               $ 17,585,760
Federal funds sold and other short-term investments                      34,951,642                 14,293,899
Investment securities, at cost (market
  value of $1,480,532 and $1,472,473 respectively)                        1,520,911                  1,521,291
Mortgage-backed securities available-for-sale                             4,643,196                  4,877,279
Securities available-for-sale (Note 4)                                   39,957,402                 39,476,430
Federal Reserve Bank stock                                                  299,850                    299,850
Federal Home Loan Bank stock                                              1,331,700                  1,331,700
Loans, less allowance for loan losses
  of $3,006,253 and $2,655,412 (Notes 2 and 3)                          175,729,449                179,184,439
Real estate owned                                                           211,391                    209,570
Premises and equipment, net                                               5,584,356                  5,529,319
Accrued interest receivable and other assets                              5,766,507                  3,053,342
                                                                       ------------               ------------

         Total assets                                                  $283,843,141               $267,362,879
                                                                       ============               ============



         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Deposits:
  Demand                                                               $ 61,298,086               $ 61,672,902
  Checking with interest                                                 36,279,990                 31,403,603
  Money-market accounts                                                  40,917,557                 40,876,193
  Savings                                                                 2,869,144                  2,695,770
  Time, $100,000 and over                                                29,479,658                 26,218,536
  Other time                                                             65,394,995                 57,416,727
                                                                       ------------               ------------

                                                                        236,239,430                220,283,731

Short-term borrowings                                                     6,538,990                  6,431,752
Long-term debt                                                            5,211,864                  5,282,847
Accrued interest payable and other liabilities                            3,484,088                  3,298,721
                                                                       ------------               ------------


         Total liabilities                                              251,474,372                235,297,051
                                                                       ------------               ------------


Shareholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
   authorized; 4,081,018 and 3,990,233 shares issued and
   4,030,358 and 3,989,033 shares outstanding, respectively              10,202,545                  9,975,583
  Paid-in capital                                                         8,999,064                  8,777,179
  Retained earnings                                                      14,065,411                 13,110,971
  Accumulated other comprehensive income                                    227,520                    224,505
  Treasury stock, 50,660 and 1,200 shares at cost, respectively          (1,125,771)                   (22,410)
                                                                       ------------               ------------

         Total shareholders' equity                                      32,368,769                 32,065,828
                                                                       ------------               ------------


         Total liabilities and shareholders' equity                    $283,843,141               $267,362,879
                                                                       ============               ============


                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                     For the three months ended
                                                                               March 31,
                                                                        1998            1997
                                                                     ----------      ----------

Interest and dividend income:
  Interest and fees on loans                                         $4,492,126      $3,952,749
  Interest on securities                                                728,250         712,167
  Interest on federal funds sold
    and other short-term investments                                    236,992          58,964
  Interest on time deposits with other
    financial institutions                                                    0           1,521
  Dividends on Federal Reserve Bank stock                                 4,498           4,498
  Dividends on Federal Home Loan Bank stock                              24,000          20,455
                                                                     -----------     ----------

      Total interest and dividend income                              5,485,866       4,750,354

Interest expense on deposits                                          1,799,668       1,406,221
Interest expense on long-term debt                                       86,031          61,717
Interest expense on short-term borrowings                                64,850         129,329
                                                                     ----------      ----------

      Total interest expense                                          1,950,549       1,597,267
                                                                     ----------      ----------

Net interest income                                                   3,535,317       3,153,087

Provision for loan losses                                                97,500         150,000
                                                                     ----------      ----------

Net interest income after
  provision for loan losses                                           3,437,817       3,003,087
                                                                     ----------      ----------

Non-interest income:
  Service charges and fees on deposits                                  272,434         270,538
  Mutual fund sales fees                                                 12,733           8,782
  Other income                                                           84,961          77,136
                                                                     ----------      ----------

      Total non-interest income                                         370,128         356,456
                                                                     ----------      ----------


Non-interest expense:
  Salaries and other personnel                                        1,116,071         977,191
  Occupancy and equipment                                               311,654         274,815
  Advertising and marketing                                              27,707          28,159
  Legal                                                                  32,499         131,000
  Data processing                                                        48,521          44,596
  Directors' fees                                                        63,700          65,400
  Other operating                                                       384,651         411,385
                                                                     ----------      ----------

      Total non-interest expense                                      1,984,803       1,932,546
                                                                     ----------      ----------


Income before income taxes                                            1,823,142       1,426,997

Provision for income taxes                                              668,898         494,149
                                                                     ----------      ----------

Net income                                                           $1,154,244      $  932,848
                                                                     ==========      ==========

Other comprehensive income, before tax

   Unrealized gains (losses) on securities
      Unrealized holding gains (losses) arising during period        $    4,786      $ (352,914)

   Income tax (expense) benefit related to items of other
      comprehensive income                                               (1,771)        130,578
                                                                     ----------      ----------

Other comprehensive income, net of tax                               $    3,015      $ (222,336)
                                                                     ----------      -----------

Comprehensive income                                                 $1,157,259      $   710,512
                                                                     ==========      ===========

Basic earnings per share                                             $      .29      $       .25
                                                                     ==========      ===========

Diluted earnings per share                                           $      .24      $       .21
                                                                     ==========      ===========

                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                               For the three months ended
                                                                                         March 31,
                                                                                    1998          1997
                                                                               -------------  -----------

Cash flows from operating activities:
 Net income                                                                    $   1,154,244  $   932,848
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                    123,638      132,968
    Net amortization of premiums on securities                                        13,149       10,270
    Provision for loan losses                                                         97,500      150,000
    Decrease in interest receivable                                                  166,905       33,103
    Increase in interest payable                                                     143,942      111,287
    Increase in accrued expenses and other liabilities                                41,326      594,055
    Increase in prepaid expenses and other assets                                 (2,881,889)    (551,883)
                                                                               -------------  -----------

   Net cash provided (used) by operating activities                               (1,141,185)   1,412,648
                                                                               -------------  -----------


Cash flows from investing activities:
 Purchases of "available-for-sale" investment securities                          (4,998,594)  (1,000,000)
 Proceeds from maturities of "held-to-maturity" investment securities                             235,000
 Proceeds from maturities of "available-for-sale" investment securities            4,740,555    1,094,012
 Purchases of Federal Home Loan Bank stock                                                       (221,100)
 Loans made to customers, net                                                      3,357,490   (2,344,918)
 Capital expenditures                                                               (178,675)    (256,396)
                                                                               -------------  -----------

   Net cash provided (used) in investing activities                                2,920,776   (2,493,402)
                                                                               -------------  -----------


Cash flows from financing activities:
 Repayment of short-term borrowing                                                             (1,000,000)
 Net increase (decrease) in Federal Home Loan Bank advances                          (70,983)     851,068
 Net increase (decrease) in deposits                                              15,955,699   (2,284,022)
 Net increase (decrease) in securities sold under
  agreements to repurchase                                                           107,238   (2,208,452)
 Exercise of stock warrants                                                          448,847       40,634
 Dividends paid                                                                     (198,311)
 Purchase of treasury stock                                                       (1,103,361)
                                                                               -------------  -----------

   Net cash provided (used) in financing activities                               15,139,129   (4,600,772)
                                                                               -------------  -----------



Net increase (decrease) in cash and cash equivalents                              16,918,720   (5,681,526)

Cash and cash equivalents at beginning of period                                  31,879,659   22,054,545
                                                                               -------------  -----------


Cash and cash equivalents at end of period                                     $  48,798,379  $16,373,019
                                                                               =============  ===========


Supplemental data:
 Interest paid                                                                 $   1,765,516  $ 1,500,399
                                                                               =============  ===========


Income taxes paid                                                              $     436,035  $         0
                                                                               =============  ===========



                (See notes to consolidated financial statements)
                                      - 3 -

                            MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of:
(in thousands)

                                           March 31, 1998           December 31, 1997
                                       -----------------------    ---------------------

Commercial                             $ 101,500           57%    $ 99,747          55%
Real estate - construction
  and land development                    37,884           21%      39,974          22%
Real estate - mortgages                   27,323           15%      30,620          17%
Installment and other
  Consumer                                12,028            7%      11,491           6%
Other                                          0            0%           8           0%
                                       ---------     --------     --------         ---

                                         178,735          100%     181,840         100%
Less allowance for loan losses            (3,006)                   (2,656)
                                       ---------                  --------
                                       $ 175,729                  $179,184
                                       =========                  ========


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

Activity in the allowance for loan losses for the three months ended March 31, 1998 and March 31, 1997 follows:

                                                 March 31, 1998                March 31,1997
                                                 --------------                -------------

Balance, January 1                               $    2,655,412                $   2,771,784
Provision charged to expense                             97,500                      150,000
Net recoveries (charge-offs)                            253,341                      (73,873)
                                                 --------------                -------------

Balance, March 31                                $    3,006,253                $   2,847,911
                                                 ==============                =============

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of shareholders' equity. Securities held-to-maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1998 and December 31, 1997 are presented below:

                                         March 31, 1998
                                          Gross        Gross      Estimated
                           Amortized    Unrealized   Unrealized     Market
                              Cost        Gains        Losses       Value
                           ----------   ----------   ----------   ----------
U.S. Government Agencies   $1,000,000   $        -   $   58,863   $  941,137
Tax exempt bonds              520,911       18,484                   539,395
                           ----------   ----------   ----------   ----------

                           $1,520,911   $   18,484   $   58,863   $1,480,532
                           ==========   ==========   ==========   ==========


                                         December 31, 1997
                                          Gross        Gross      Estimated
                           Amortized    Unrealized   Unrealized     Market
                              Cost        Gains        Losses       Value
                           ----------   ----------   ----------   ----------
U.S. Government Agencies   $1,000,000   $        -   $   69,241   $  930,759
Tax exempt bonds              521,291       20,423                   541,714
                           ----------   ----------   ----------   ----------

                           $1,521,291   $   20,423   $   69,241   $1,472,473
                           ==========   ==========   ==========   ==========

The amortized cost and estimated market value of investment securities available-for-sale at March 31, 1998 and December 31, 1997 are presented below:

                                         March 31, 1998
                                             Gross        Gross       Estimated
                              Amortized    Unrealized   Unrealized      Market
                                Cost         Gains        Losses        Value
                             -----------   ----------   ----------   -----------
U.S. Treasuries              $10,003,821   $  105,327   $      241   $10,108,907
U.S. Government Agencies      29,623,189      247,582       22,276    29,848,495
Mortgage-backed certificates   4,609,865       36,032        2,701     4,643,196
                             -----------   ----------   ----------   -----------

                             $44,236,875   $  388,941   $   25,218   $44,600,598
                             ===========   ==========   ==========   ===========

                                           December 31, 1997
                                             Gross        Gross       Estimated
                              Amortized    Unrealized   Unrealized      Market
                                Cost         Gains        Losses        Value
                             -----------   ----------   ----------   -----------
U.S.Treasuries               $11,498,173   $   97,452   $            $11,595,625
U.S. Government Agencies      27,638,481      256,142       13,818    27,880,805
Mortgage-backed certificates   4,854,949       35,302       12,972     4,877,279
                             -----------   ----------   ----------   -----------
                             $43,991,603   $  388,896   $   26,790   $44,353,709
                             ===========   ==========   ==========   ===========

NOTE 5 - NET INCOME PER SHARE

Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the Company to present both basic and diluted earnings per share on the statement of income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculation in the respective periods presented . The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 1998 was 3,999,004 and 4,748,310, respectively, and for the three months ended March 31, 1997 was 3,711,882 and 4,450,559, respectively.

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

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gains or losses on available-for-sale securities, that is considered a component of comprehensive income. SFAS 130 is effective for the Company in 1998. SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments using the "management approach." This approach focuses on financial information that an enterprise's management uses to make decisions about operating matters. SFAS 131 is effective for 1998, however, there will be no impact to the Company as it has only one operating segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three months ended March 31, 1998 and 1997. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the first quarter of 1998 was $1,154,244, a 23.7% increase compared to net income of $932,848 for the same period in 1997. Basic earnings per share was $.29 in the first quarter of 1998 compared to $.25 in the same period in 1997 and diluted earnings per share was $.24 in the first quarter of 1998 compared to $.21 for the same period in 1997. The increase in net income in the first quarter of 1998 compared to the same period in 1997 was primarily the result of an increase in net interest income of $382,230, or 12.1%, and a $52,500 reduction in the provision for loan losses; offset by an increase of $52,257, or 2.7%, in non-interest expense.

Return on average equity for the three months ended March 31, 1998 was 14.18% on average equity of $32,563,000 as compared to 13.70% on average equity of $27,235,000 for the same period in 1997. Return on average assets for the three months ended March 31, 1998 was 1.73% on average assets of $267,608,000 as compared to 1.60% on average assets of $233,094,000 for the same period in 1997.

Total assets at March 31, 1998 were $283,843,000, a 6.2% increase from $267,363,000 at December 31, 1997. Total average assets for the first three months of 1998 were $267,608,000, up $34,514,000, or 14.8% from the same period in 1997. Average loans for the first three months of 1998 were $178,581,000, up $19,512,000, or 12.3% over the same period in 1997. The loan growth was funded by increased average interest-bearing deposits, up $27,623,000, or 20.3%, and higher average non-interest bearing deposits, up $4,474,000, or 8.7%.

Commencing January 15, 1997, the Company paid a regular quarterly cash dividend of $.04 per share. Effective January 15, 1998 the quarterly dividend was increased to $.05 per share.

Net interest income for the first quarter of 1998 increased $382,230 or 12.1% over the first quarter of 1997. The net interest margin for the three months ended March 31, 1998 was 5.82% on average total earning assets of $242,857,000. For the same period in 1997, the net interest margin was 5.97% on average earning assets of $211,210,000. The increase in net interest income for the first three months reflects the 15.0% growth in average earning assets in 1998 over 1997, and a slightly higher yield on earning assets, up 4 basis points to 9.04% in the first three months of 1998 compared to the same period of 1997, offset by an increase in the average rate paid on interest-bearing liabilities to 4.45% in the first three months of 1998 from 4.20% for the same period in 1997.

The provision for loan losses for the first quarter of 1998 was $97,500 compared to $150,000 in the first quarter of 1997. The allowance for loan losses at March 31, 1998 was $3,006,253 compared to $2,655,412 at December 31, 1997. At March
31, 1998 and December 31, 1997, the allowance for loan losses represented 1.68% and 1.46% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the three months ended March 31, 1998, recoveries, net of charge-offs, on loans totaled $253,341, or 0.14%, of average loans outstanding for the period. This compares to $73,873 in net charge-offs, or 0.05% of average loans outstanding through the three months ended March 31, 1997. Total non-performing loans as of March 31, 1998 were $396,954 compared to $476,395 at December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .22% at March 31, 1998 compared to 0.26% at December 31, 1997 and 0.70% at March 31, 1997.

At March 31, 1998, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $211,391. The Company does not anticipate any material loss on the sale of this property.

At March 31, 1998, the Company had $6,539,000 in short-term borrowings compared to $6,432,000 at December 31, 1997. The short-term borrowings consist of securities sold under agreements to repurchase with customers.

Long-term debt at March 31, 1998 was $5,212,000 compared to $5,283,000 at December 31, 1997. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta for the purpose of match funding specific loans. One new advance of $1,000,000 was obtained in the first quarter of 1997; no new advances were obtained in 1998.

Non-interest income increased $13,672 or 3.8% during the first quarter of 1998 compared to the same period in 1997. Service charges and fees on deposits were up $1,896, or 0.7%, in the first quarter of 1998 compared to 1997. Unit service charges and fees have not substantially increased in 1997 or 1998. Other income increased $7,825 for the first quarter of 1998 compared to the same period in 1997.

Non-interest expense increased $52,257, or 2.7%, for the quarter ended March 31, 1998 as compared to the same period in 1997. Occupancy and equipment expense increased $36,839, or 13.4%, in the first quarter of 1998 compared to the same period in 1997, the result of Mountain opening a new branch in the Peachtree Corners area in Norcross, Georgia. Legal expense decreased $98,501, or 75.2%, for the first quarter of 1998 compared to the same period in 1997 as a result of the settlement in 1997 of a lawsuit initiated in 1995. Salaries and other personnel expenses increased $138,880, or 14.2%, in the first quarter of 1998 compared to 1997, as the result of the continued growth of the Company. Management continues to closely monitor operating expenses.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1998 the Company's tier I risk-based capital was 15.5% and total risk-based capital was 16.8%, compared to 15.6% and 16.9% at year-ended December 31, 1997, respectively.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a well capitalized financial institution.

The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 problem involves the risk that various systems will not operate correctly beyond the century date change-over on January 1, 2000. The Company has identified the various systems impacted, assessed the risks involved, and is currently testing the systems for compliance. The Company is also contacting its vendors and major loan customers to address their exposure to this problem. At this time, the Company does not believe that the cost arising from the Year 2000 project will be material, although there can be no assurance that unforeseen difficulties or costs will not arise.

In January 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 100,000 shares of its common stock in the open market at prevailing market rates. During the first three months of 1998, the Company repurchased 49,460 shares of its common stock at a total cost of $1,103,361. In addition, 84,880 warrants originally issued to Mountain's organizers in 1988 and 5,905 options originally issued to Charter officers were exercised during the first quarter of 1998 for total proceeds of $448,847.

LIQUIDITY AND INTEREST SENSITIVITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At March 31, 1998, the Company had $4,409,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At March 31, 1998 and December 31, 1997, the Company had federal funds lines of credit from other banks totaling $25,750,000 to meet short term funding needs. There was no balance outstanding under these short term commitments at March 31, 1998.

The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At March 31, 1998 the Company had a gap ratio of 1.09 for the one year period ending March 31, 1999. Thus, over the next twelve months, more rate-sensitive assets will reprice than rate-sensitive liabilities.

RIDER

The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and exchange Commission (including this Quarterly Report on Form 10-Q and any exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute the competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.