Form 10-Q
period 1998-06-30
MERIT HOLDING CORP /GA
filed 1998-08-10
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number
        JUNE 30, 1998                                          0-25938

                            MERIT HOLDING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                        58-1934011
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

                           YES  X                    NO
                           ------                    --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                        4,700,216
-----------------------------            --------------------------------
           Class                         Outstanding as of August 5, 1998

                         Part I   FINANCIAL INFORMATION

Item 1. Financial Statements

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                     ----------    ------------
                     ASSETS
                     ------

Cash and due from banks                                            $ 17,164,321    $ 17,585,760
Federal funds sold and other short-term investments                  27,519,558      14,293,899
Investment securities, at cost (market
  value of $1,493,230 and $1,472,473 respectively)                    1,520,530       1,521,291
Mortgage-backed securities available-for-sale                         5,120,742       4,877,279
Securities available-for-sale  (Note 4)                              45,121,469      39,476,430
Federal Reserve Bank stock                                              299,850         299,850
Federal Home Loan Bank stock                                          1,331,700       1,331,700
Loans, less allowance for loan losses
  of $3,044,737 and $2,655,412 (Notes 2 and 3)                      182,088,330     179,184,439
Real estate owned                                                       419,329         209,570
Premises and equipment, net                                           5,721,937       5,529,319
Accrued interest receivable and other assets                          5,986,852       3,053,342
                                                                   ------------    ------------

      Total assets                                                 $292,294,618    $267,362,879
                                                                   ============    ============



         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Deposits:
  Demand                                                           $ 60,973,210    $ 61,672,902
  Checking with interest                                             40,482,041      31,403,603
  Money-market accounts                                              39,999,307      40,876,193
  Savings                                                             2,777,443       2,695,770
  Time, $100,000 and over                                            35,218,652      26,218,536
  Other time                                                         63,609,481      57,416,727
                                                                   ------------    ------------

                                                                    243,060,134     220,283,731

Short-term borrowings                                                 8,418,210       6,431,752
Long-term debt                                                        5,035,556       5,282,847
Accrued interest payable and other liabilities                        2,901,507       3,298,721
                                                                   ------------    ------------


      Total liabilities                                             259,415,407     235,297,051
                                                                   ------------    ------------


Shareholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
    authorized; 4,299,243 and 3,990,233 shares issued and
    4,177,863 and 3,989,033 shares outstanding, respectively         10,748,108       9,975,583
  Paid-in capital                                                     9,546,029       8,777,179
  Retained earnings                                                  15,076,409      13,110,971
  Accumulated other comprehensive income                                200,931         224,505
  Treasury stock, 121,380 and 1,200 shares at cost, respectively     (2,692,266)        (22,410)
                                                                   ------------    ------------

      Total shareholders' equity                                     32,879,211      32,065,828
                                                                   ------------    ------------


      Total liabilities and shareholders' equity                   $292,294,618    $267,362,879
                                                                   ============    ============







                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                           For the three months ended             For the six months ended
                                                                    June 30,                              June 30,
                                                             1998                1997               1998             1997
                                                       ----------------    ---------------     --------------   --------------
   Interest and dividend income:
     Interest and fees on loans                        $      4,577,296    $     4,192,049    $     9,069,422   $    8,144,798
     Interest on securities                                     786,872            707,705          1,515,122        1,419,872
     Interest on federal funds sold
       and other short-term investments                         487,010             90,051            724,002          149,015
     Interest on time deposits with other
       financial institutions                                         0              1,539                  0            3,060
     Dividends on Federal Reserve Bank stock                      4,498              4,497              8,996            8,995
     Dividends on Federal Home Loan Bank stock                   24,262             22,508             48,262           42,963
                                                       ----------------    ---------------    ---------------   --------------

         Total interest and dividend income                   5,879,938          5,018,349         11,365,804        9,768,703
   Interest expense on deposits                               2,024,176          1,437,068          3,823,844        2,843,289
   Interest expense on FHLB advances                             75,007             74,536            161,038          136,253
   Interest expense on short-term borrowings                    111,539            117,667            176,389          246,996
                                                       ----------------    ---------------    ---------------   --------------

         Total interest expense                               2,210,722          1,629,271          4,161,271        3,226,538
                                                       ----------------    ---------------    ---------------   --------------

   Net interest income                                        3,669,216          3,389,078          7,204,533        6,542,165
   Provision for loan losses                                     75,000            150,000            172,500          300,000
                                                       ----------------    ---------------    ---------------   --------------

   Net interest income after
     provision for loan losses                                3,594,216          3,239,078          7,032,033        6,242,165
                                                       ----------------    ---------------    ---------------   --------------


   Non-interest income:
     Service charges and fees on deposits                       266,642            259,604            539,076          530,142
     Loss on sales of available-for-sale securities                   0            (32,196)                 0          (32,196)
     Mutual fund sales fees                                      17,360             13,374             30,093           22,156
     Other income                                               110,151             73,537            195,112          150,673
                                                       ----------------    ---------------    ---------------   --------------

         Total non-interest income                              394,153            314,319            764,281          670,775
                                                       ----------------    ---------------    ---------------   --------------


   Non-interest expense:
     Salaries and other personnel                             1,068,045            915,356          2,184,116        1,892,547
     Occupancy and equipment                                    372,279            284,220            683,933          559,035
     Advertising and marketing                                   31,037             28,749             58,744           56,908
     Legal                                                       38,499            131,000             70,998          262,000
     Data processing                                             48,013             44,728             96,534           89,324
     Directors' fees                                             63,100             68,500            126,800          133,900
     Other operating                                            445,633            466,259            830,284          877,644
                                                       ----------------    ---------------    ---------------   --------------

         Total non-interest expense                           2,066,606          1,938,812          4,051,409        3,871,358
                                                       ----------------    ---------------    ---------------   --------------


   Income before income taxes                                 1,921,763          1,614,585          3,744,905        3,041,582
   Provision for income taxes                                   701,424            564,100          1,370,322        1,058,249
                                                       ----------------    ---------------    ---------------   --------------

   Net income                                          $      1,220,339    $     1,050,485    $     2,374,583   $    1,983,333
                                                       ================    ===============    ===============   ==============

   Other comprehensive income, before tax

      Unrealized gains (losses) on securities
         Unrealized holding gains(losses) arising
            during period                              $        (26,589)   $       124,936    $         4,389   $     (227,978)

      Income tax (expense) benefit related to items
        of other comprehensive income                             9,838            (46,226)            (1,624)          84,352
                                                       ----------------   ----------------    ---------------   --------------

   Other comprehensive income, net of tax              $        (16,751)   $        78,710    $         2,765   $     (143,626)
                                                       ----------------   ----------------    ---------------   --------------

   Comprehensive income                                $      1,203,588    $     1,129,195    $     2,377,348   $    1,839,707
                                                       ================   ================    ===============   ==============

   Basic earnings per share                            $            .30    $           .28    $           .59   $          .53
                                                       ================   ================    ===============   ==============

   Diluted earnings per share                          $            .26    $           .23    $           .50   $          .44
                                                       ================   ================    ===============   ==============



                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                        For the six months ended
                                                                                               June 30,

                                                                                    1998                       1997
                                                                             ------------------         -----------------
  Cash flows from operating activities:
   Net income                                                                $      2,374,583           $     1,983,333
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                267,304                   268,706
         Net amortization of premiums on securities                                    31,372                    21,472
         Provision for loan losses                                                    172,500                   300,000
         Loss on sale of investment securities                                                                   32,196
         Loss (gain) on sale of other real estate                                      (4,548)                      299
         Increase in interest receivable                                              (90,595)                  (73,972)
         Increase  (decrease) in interest payable                                     (38,769)                  108,025
         Increase (decrease) in accrued expenses and other liabilities               (290,814)                  794,336
         Decrease (increase) in prepaid expenses and other assets                  (3,134,418)                  238,280
                                                                             ----------------           ---------------

       Net cash provided (used) by operating activities                              (713,385)                3,672,675
                                                                             ----------------           ---------------


  Cash flows from investing activities:
   Purchases of "available-for-sale" investment securities                        (16,715,825)               (5,884,616)
   Proceeds from sales of "available-for-sale" investment securities                                          3,869,209
   Proceeds from maturities of "held-to-maturity" investment securities                                         235,000
   Proceeds from maturities of "available-for-sale" investment securities          10,756,121                 2,268,444
   Purchases of Federal Home Loan Bank stock                                                                   (221,100)
   Proceeds from sale of other real estate                                             24,648                   110,447
   Loans made to customers, net                                                    (3,076,391)               (3,150,717)
   Capital expenditures                                                              (459,922)                 (278,386)
                                                                             ----------------           ---------------

     Net cash used in investing activities                                         (9,471,369)               (3,051,719)
                                                                             ----------------           ---------------


  Cash flows from financing activities:
   Repayment of short-term borrowing                                                                           (564,576)
   Net increase (decrease) in Federal Home Loan Bank advances                        (247,291)                1,229,760
   Net increase in deposits                                                        22,776,403                   741,593
   Net increase (decrease) in securities sold under
      agreements to repurchase                                                      1,986,458                  (615,241)
   Dividends paid                                                                    (398,115)                 (297,059)
   Exercise of stock warrants                                                       1,541,375                    50,884
   Purchase of treasury stock                                                      (2,669,856)
                                                                             ----------------           ---------------

     Net cash provided by financing activities                                     22,988,974                   545,361
                                                                             ----------------           ---------------


  Net increase in cash and cash equivalents                                        12,804,220                 1,166,317

  Cash and cash equivalents at beginning of period                                 31,879,659                22,054,545
                                                                             ----------------           ---------------


  Cash and cash equivalents at end of period                                 $     44,683,879        $       23,220,862
                                                                             ================           ===============


  Supplemental data:
     Interest paid                                                           $      4,344,776        $        3,128,223
                                                                             ================           ===============


     Income taxes paid                                                       $      1,836,035        $          720,000
                                                                             ================           ===============



                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of:
(in thousands)


                                                  June 30, 1998                      December 31, 1997
                                                  -------------                      -----------------
Commercial                                        $106,316       57%                 $99,747       55%
Real estate - construction and land
  development                                       41,872       23%                  39,974       22%
Real estate - mortgages                             24,736       13%                  30,620       17%
Installment and other
  Consumer                                          12,159        7%                  11,491        6%
Other                                                   50        0%                       8        0%
                                                 ---------     -----               ---------     -----

                                                   185,133      100%                 181,840      100%
Less allowance for loan losses                      (3,045)                           (2,656)
                                                 ---------                         ---------
                                                  $182,088                          $179,184
                                                 =========                         =========

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

Activity in the allowance for loan losses for the six months ended June 30, 1998 and June 30, 1997 follows:


                                               June 30, 1998                June 30,1997
                                               -------------                ------------
Balance, January 1                               $2,655,412                   $2,771,784
Provision charged to expense                        172,500                      300,000
Net recoveries (charge-offs)                        216,825                     (104,739)
                                               ------------                 -------------

Balance, June 30                                 $3,044,737                   $2,967,045
                                               ============                 ============


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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1998 and December 31, 1997 are presented below:


                                                                     June 30, 1998
                                                              Gross                Gross          Estimated
                                             Amortized     Unrealized            Unrealized          Market
                                                Cost          Gains                Losses             Value
                                            ----------     ----------            ----------       ---------
U.S. Government Agencies                    $1,000,000     $       -             $  47,918        $  952,082
Tax exempt bonds                               520,530        20,618                                 541,148
                                            ----------     ---------             ---------        ----------

                                            $1,520,530     $  20,618             $  47,918        $1,493,230
                                            ==========     =========             =========        ==========


                                                                   December 31, 1997
                                                              Gross                Gross          Estimated
                                            Amortized      Unrealized            Unrealized          Market
                                               Cost           Gains                Losses             Value
                                            ---------      ----------            ----------       ---------
U.S. Government Agencies                    $1,000,000     $       -             $  69,241        $  930,759
Tax exempt bonds                               521,291        20,423                                 541,714
                                            ----------     ----------            ---------        ----------

                                            $1,521,291     $  20,423             $  69,241        $1,472,473
                                            ==========     ==========            ==========       ==========

The amortized cost and estimated market value of investment securities available-for-sale at June 30, 1998 and December 31, 1997 are presented below:

                                                               June 30, 1998

                                                            Gross            Gross           Estimated
                                       Amortized         Unrealized       Unrealized            Market
                                          Cost              Gains           Losses               Value
                                     ------------       ------------      ---------        ------------
U.S. Treasuries                       $ 8,008,245       $     95,192      $                $  8,103,437
U.S. Government Agencies               34,214,447            246,479         18,817          34,442,109
Mortgage-backed certificates            5,092,918             36,912          9,088           5,120,742
Tax exempt bonds                        2,605,087                 14         29,178           2,575,923
                                      -----------       ------------      ---------        ------------

                                      $49,920,697       $    378,597      $  57,083        $ 50,242,211
                                      ===========       ============      =========        ============



                                                         December 31, 1997

                                                            Gross            Gross           Estimated
                                       Amortized         Unrealized       Unrealized            Market
                                          Cost              Gains           Losses               Value
                                      -----------       -------------    -----------       -----------
U.S.Treasuries                        $11,498,173          $  97,452     $                 $11,595,625
U.S. Government Agencies               27,638,481            256,142         13,818         27,880,805
Mortgage-backed certificates            4,854,949             35,302         12,972          4,877,279
                                      -----------          ---------     ----------        -----------

                                      $43,991,603          $ 388,896     $   26,790        $44,353,709
                                      ===========          =========     ==========        ===========


NOTE 5 - NET INCOME PER SHARE

Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the Company to present both basic and diluted earnings per share on the statement of income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculation in the respective periods presented. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the three months ended June 30, 1998 was 4,096,861 and 4,765,127, respectively, and for the three months ended June 30, 1997 was 3,713,244 and 4,499,494, respectively. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the six months ended June 30, 1998 was 4,114,057 and 4,762,999, respectively, and for the six months ended June 30, 1997 was 3,713,736 and 4,476,734, respectively.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. Under SFAS 133 derivatives may be designated as fair value hedges, cash flow hedges or foreign currency hedges as long as they are effective in hedging the identified risks. SFAS 133 requires an entity to establish at inception of the hedge the method it will use for assessing effectiveness and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company does not expect that adoption of SFAS 133 will have a material impact upon the consolidated financial statements.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 1998 and 1997. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the second quarter of 1998 was $1,220,339 a 16.2% increase compared to net income of $1,050,485 for the same period in 1997. Diluted earnings per share was $.26 in the second quarter of 1998 compared to $
 .23 for the same period in 1997. Net income for the six months ended June 30, 1998 was $2,374,583 compared to $1,983,333 for the same period of 1997, a 19.7%
increase. The increase in net income in the second quarter of 1998 compared to the same period in 1997 was the result of an increase in net interest income of $280,138, or 8.3%, a $75,000 reduction in the provision for loan losses compared to the second quarter of 1997 and an increase of $79,834, or 25.4%, in non-interest income, offset by an increase of $127,794, or 6.6%, in non-interest expense. The growth in net income for the six month period ended June 30, 1998 over the corresponding period in 1997 resulted primarily from an increase of $662,368, or 10.1%, in net interest income, an increase of $93,506, or 13.9%, in non-interest income, and a decrease in the provision for loan losses of $127,500; offset by an increase of $180,051, or 4.7%, in non-interest expense.

Return on average equity for the three months and six months ended June 30, 1998 was 14.96% and 14.57% on average equity of $32,633,000 and $32,598,000, respectively, as compared to 14.98% and 14.39% on average equity of $28,041,000 and $27,583,000, respectively, for the same periods in 1997. Return on average assets for the three months and six months ended June 30, 1998 was 1.67% and 1.70% on average assets of $291,801,000 and $279,771,000, respectively, as compared to 1.77% and 1.69% on average assets of $237,517,000 and $234,564,000 for the same periods in 1997.

Total assets at June 30, 1998 were $292,295,000, a 9.3% increase from $267,363,000 at December 31, 1997. Total average assets for the first six months of 1998 were $279,771,000, up $45,207,000, or 19.3% from the same period in
1997. Average loans for the first six months of 1998 were $179,196,000, up $18,147,000, or 11.3% over the same period in 1997. The loan growth was funded by increased average interest-bearing deposits, up $37,696,000 or 27.7% and higher average non-interest bearing deposits, up $3,646,000, or 6.8%. Most of the excess of the deposit growth over loan growth was placed in federal funds sold, which increased $21,260,000 for the first six months of 1998 compared to the same period in 1997.

Commencing January 15, 1997, the Company paid a regular quarterly dividend of $.04 per share. Effective January 15, 1998 the quarterly dividend was increased to $.05 per share.

Net interest income for the second quarter of 1998 increased $280,138 or 8.3% over the second quarter of 1997. Net interest income for the six months ended June 30, 1998 increased $662,368 or 10.1% over the same period in 1997. The net interest margin for the three months and six months ended June 30, 1998 was 5.50% and 5.65% respectively on average total earning assets of $267,058,000 and $255,025,000, respectively. For the same periods in 1997, the net interest margin was 6.20% and 6.16% respectively on average earning assets of $218,518,000 and $212,556,000. The increase in net interest income reflects the growth in earning assets in 1998 over 1997, offset by an increase in the average rate paid on interest-bearing liabilities to 4.46% in the first six months of 1998 from 4.28% for the same period in 1997, and a lower yield on earning assets, down 28 basis points to 8.91% in the first six months of 1998 compared to the same period of 1997.

The provision for loan losses for the second quarter of 1998 was $75,000 compared to $150,000 in the second quarter of 1997. The provision for loan losses for the first six months of 1998 was $172,500 compared to $300,000 for the same period in 1997. The allowance for loan losses at June 30, 1998 was $3,045,000 compared to $2,655,000 at December 31, 1997. At June 30, 1998 and
December 31, 1997, the allowance for loan losses represented 1.64% and 1.46% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the six months ended June 30, 1998, recoveries on loans, net of charge-offs, totaled $216,825, or 0.12% of total loans outstanding. This compares to net charge-offs of $104,739 or 0.06% through the six months ended June 30, 1997. Net recoveries in the first quarter of 1998 were $253,341 and net charge-offs in the second quarter of 1998 were $36,516, respectively, compared to net charge-offs $73,873 and $30,866 in the first and second quarters of 1997, respectively. Total non-performing loans (including loans 90 days or more past due) as of June 30, 1998 were $430,385 compared to $476,395 at December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.23% at June 30, 1998 compared to 0.26% at December 31, 1997 and 0.34% at June 30, 1997.

At June 30, 1998, the Company owned two foreclosed residential properties carried in other real estate owned in the amount of $419,329. The Company does not anticipate any material loss on the sale of these properties.

At June 30, 1998, the Company had $8,418,000 in short-term borrowings compared to $6,432,000 at year ended December 31, 1997. Short-term borrowings consist of securities sold under agreements to repurchase with customers.

Long-term debt at June 30, 1998 was $5,036,000 compared to $5,283,000 at year-end December 31, 1997. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLB") for the purpose of match funding loans. No new advances have been obtained in 1998.

Non-interest income increased $79,834 or 25.4% during the second quarter of 1998 compared to the same period in 1997, and increased $93,506, or 13.9%, for the first six months of 1998 compared to the same period in 1997. In the second quarter of 1997, the Company sold $3.9 million of investment securities from its available-for-sale portfolio, incurring a net loss of $32,196, and simultaneously purchased $3.9 million of securities for its available-for-sale portfolio. The purchased securities had a net yield improvement of approximately 90 basis points over those sold. There were no security sales in 1998. Other income increased $36,614 and $44,439, for the second quarter and first six months of 1998, compared to the same periods in 1997. Service charges and fees on deposits increased $7,038, or 2.7%, in the second quarter of 1998 compared to 1997, and $8,934, or 1.7%, for the first six months of 1998 compared to 1997.

Non-interest expense increased $127,794, or 6.6%, for the quarter ended June 30, 1998 as compared to the same period in 1997. Occupancy and equipment expense increased $88,059, or 31.0%, in the second quarter of 1998 compared to the same period in 1997, the result of Mountain opening a new branch in the Peachtree Corners area in Norcross, Georgia in the first quarter of 1998. Legal expense decreased $92,501, or 70.6%, for the second quarter of 1998 compared to the same period in 1997 as a result of the settlement of a lawsuit in 1997. Salaries and other personnel expenses increased $152,689, or 16.7%, reflecting the continued growth of the Company. All other operating expenses decreased $20,453, or 3.4%, in the second quarter of 1998 compared to 1997.

Non-interest expense for the six months ended June 30, 1998 increased $180,051, or 4.7%, over the same period in 1997. Salaries and other personnel expenses increased $291,569, or 15.4%, to manage continued growth. Occupancy and equipment expense increased $124,898, or 22.3%, in the first six months of 1998 compared to the same period in 1997, the result of the new branch facilities discussed in the preceding paragraph. Legal expense decreased $191,002, or 72.9%, for the first half of 1998 compared to the same period in 1997 as a result of the settlement of the lawsuit discussed above. All other operating expenses decreased $45,414, or 3.9%, in the first half of 1998 compared to 1997, the result of management closely monitoring operating expenses.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1998 the Company's tier I risk-based capital was 15.2% and total risk-based capital was 16.5%, compared to 15.6% and 16.9% at year-ended December 31, 1997, respectively.

The Company does not have any commitments that it believes would reduce its capital to levels inconsistent with the regulatory definition of a well-capitalized financial institution.

The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 problem involves the risk that various systems will not operate correctly beyond the century date change-over on January 1, 2000. The Company has identified the various systems impacted, assessed the risks involved, and is currently testing the systems for compliance. The Company is also contacting its vendors and major loan customers to address their exposure to this problem. Thc Company plans to have most testing of its systems and client contact completed by the end of 1998. At this time, the Company does not believe that the cost arising from the Year 2000 project will be material, although there can be no assurance that unforeseen difficulties or costs will not arise.

In January 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 100,000 shares of its common stock in the open market at prevailing market prices and up to an additional 500,000 shares of its common stock directly from its shareholders. During the first six months of 1998, the Company repurchased 72,400 shares of its common stock in the open market and 47,780 shares directly from shareholders under this program at a total cost of $2,670,000. In addition, 292,018 warrants to purchase common stock originally issued to Mountain's organizers in 1988 and 16,992 options to purchase common stock issued to the Company's officers were exercised during the first six months of 1998 for total proceeds of $1,541,375.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At June 30, 1998 the Company had $9,981,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At June 30, 1998 and December 31, 1997, the Company had federal funds lines of credit from other banks totaling $27,750,000 and $25,750,000, respectively, to meet short term funding needs. There was no balance outstanding under these short term commitments at June 30, 1998.

The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At June 30, 1998 the Company had a gap ratio of 1.02 for the one year period ending June 30, 1999. Thus, over the next twelve months, more rate-sensitive assets will reprice than rate-sensitive liabilities.

There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

FORWARD LOOKING STATEMENTS

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

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"); inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute the competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance) technological changes; future acquisitions; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not all inclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS.

         On May 19, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: J. Randall Carroll, Michael J. Coles, Ronald H. Francis, Patrick H. Hickok and Walter J. McCloud, II. The number of votes cast for and against the election of each nominee for director was as follows:


         Director                              For              Withhold
         ---------------------                 ---              --------
         J. Randall Carroll                 2,196,326              5,841
         Michael J. Coles                   2,184,092             18,075
         Ronald H. Francis                  2,196,326              5,841
         Patrick H. Hickok                  2,196,326              5,841
         Walter J. McCloud, II              2,196,326              5,841


Item 5. OTHER INFORMATION

As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, any shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company by December 7, 1998, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting.

Any shareholder, who intends to present a proposal at the 1999 Annual Meeting of Shareholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than February 20, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-

         (a)   Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MERIT HOLDING CORPORATION



Date:  August 5, 1998                           /s/ J. Randall Carroll
       -------------------                     --------------------------------
                                               J. Randall Carroll
                                               Chairman and Chief Executive
                                                 Officer



Date:  August 5, 1998                           /s/ Ronald H. Francis
       -------------------                     --------------------------------
                                               Ronald H. Francis
                                               President and Chief Financial
                                                 Officer
                                               (principal financial and
                                                 accounting officer)