Form 10-Q
period 1998-09-30
MERIT HOLDING CORP /GA
filed 1998-11-06
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number

      SEPTEMBER 30, 1998                                        0-25938

                            MERIT HOLDING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      GEORGIA                                                  58-1934011
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

                           YES  X                    NO
                           ------                    --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                               4,672,616
-----------------------------                 ----------------------------------
         Class                                Outstanding as of November 5, 1998

                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)



                                                                          September 30,           December 31,
                                                                              1998                    1997
                                                                          -------------           ------------
                   ASSETS


Cash and due from banks                                                   $  16,121,813           $  17,585,760
Federal funds sold and other short-term investments                          34,120,810              14,293,899
Investment securities, at cost (market
  value of $1,528,279 and $1,472,473 respectively)                            1,520,150               1,521,291
Mortgage-backed securities available-for-sale                                 5,707,521               4,877,279
Securities available-for-sale (Note 4)                                       43,367,165              39,476,430
Federal Reserve Bank stock                                                      299,850                 299,850
Federal Home Loan Bank stock                                                  1,331,700               1,331,700
The Banker's Bank stock                                                         707,000
Loans, less allowance for loan losses
  of $3,138,888 and $2,655,412 (Notes 2 and 3)                              183,982,188             179,184,439
Real estate owned                                                               187,587                 209,570
Premises and equipment, net                                                   5,558,892               5,529,319
Accrued interest receivable and other assets                                  5,888,932               3,053,342
                                                                          -------------           -------------

      Total assets                                                        $ 298,793,608           $ 267,362,879
                                                                          =============           =============



     LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits:
  Demand                                                                  $  59,327,529           $  61,672,902
  Checking with interest                                                     38,513,825              31,403,603
  Money-market accounts                                                      44,427,986              40,876,193
  Savings                                                                     2,865,326               2,695,770
  Time, $100,000 and over                                                    37,292,300              26,218,536
  Other time                                                                 61,574,402              57,416,727
                                                                          -------------           -------------

                                                                            244,001,368             220,283,731

Short-term borrowings                                                        11,256,144               6,431,752
Long-term debt                                                                4,963,917               5,282,847
Accrued interest payable and other liabilities                                2,974,621               3,298,721
                                                                          -------------           -------------


      Total liabilities                                                     263,196,050             235,297,051
                                                                          -------------           -------------


Shareholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
    authorized; 4,846,496 and 3,990,233 shares issued and
    4,672,616 and 3,989,033 shares outstanding, respectively                 12,116,240               9,975,583
  Paid-in capital                                                            10,914,162               8,777,179
  Retained earnings                                                          16,080,306              13,110,971
  Accumulated other comprehensive income                                        301,128                 224,505
  Treasury stock, 173,880 and 1,200 shares at cost, respectively             (3,814,278)                (22,410)
                                                                          -------------           -------------

      Total shareholders' equity                                             35,597,558              32,065,828
                                                                          -------------           -------------


      Total liabilities and shareholders' equity                          $ 298,793,608           $ 267,362,879
                                                                          =============           =============




                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                            For the three month period ended      For the nine month period ended
                                                                       September 30,                        September 30,
                                                            --------------------------------      -------------------------------
                                                                  1998              1997              1998               1997
                                                              -----------       -----------       ------------       ------------
Interest and dividend income:
  Interest and fees on loans                                  $ 4,657,499       $ 4,256,026       $ 13,726,921       $ 12,400,824
  Interest on securities                                          806,634           736,061          2,321,756          2,155,933
  Interest on federal funds sold
    and other short-term investments                              452,196           286,459          1,176,198            435,474
  Interest on time deposits with other
    financial institutions                                              0               771                  0              3,831
  Dividends on Federal Reserve Bank stock                           4,497             4,498             13,493             13,493
  Dividends on Federal Home Loan Bank stock                        25,015            22,934             73,277             65,897
                                                              -----------       -----------       ------------       ------------

      Total interest and dividend income                        5,945,841         5,306,749         17,311,645         15,075,452

Interest expense on deposits                                    1,967,734         1,628,327          5,791,578          4,471,616
Interest expense on FHLB advances                                  93,397            78,021            254,435            214,274
Interest expense on short-term borrowings                         120,799           109,921            297,188            356,917
                                                              -----------       -----------       ------------       ------------

      Total interest expense                                    2,181,930         1,816,269          6,343,201          5,042,807
                                                              -----------       -----------       ------------       ------------

Net interest income                                             3,763,911         3,490,480         10,968,444         10,032,645

Provision for loan losses                                          50,000          (265,000)           222,500             35,000
                                                              -----------       -----------       ------------       ------------

Net interest income after
  provision for loan losses                                     3,713,911         3,755,480         10,745,944          9,997,645
                                                              -----------       -----------       ------------       ------------


Non-interest income:
  Service charges and fees on deposits                            259,980           273,641            799,056            803,783
  Losses on sales of available-for-sale securities                      0           (11,299)                 0            (43,495)
  Mutual fund sales fees                                           12,967            14,408             43,060             36,564
  Other income                                                     98,451            70,482            293,563            221,155
                                                              -----------       -----------       ------------       ------------

      Total non-interest income                                   371,398           347,232          1,135,679          1,018,007
                                                              -----------       -----------       ------------       ------------


Non-interest expense:
  Salaries and other personnel                                  1,107,588         1,078,776          3,291,704          2,893,573
  Occupancy and equipment                                         418,870           322,189          1,102,803            881,224
  Advertising and marketing                                        36,887            36,053             95,631             92,961
  Legal                                                            37,762             6,000            108,760            268,000
  Data processing                                                  44,249            43,888            140,783            133,212
  Director's fees                                                  60,600            61,700            187,400            195,600
  Amortization of goodwill                                              0           373,060                               387,360
  Other operating                                                 430,294           371,352          1,260,578          1,312,446
                                                              -----------       -----------       ------------       ------------

      Total non-interest expense                                2,136,250         2,293,018          6,187,659          6,164,376
                                                              -----------       -----------       ------------       ------------


Income before income taxes                                      1,949,059         1,809,694          5,693,964          4,851,276

Provision for income taxes                                        711,532           637,079          2,081,854          1,695,328
                                                              -----------       -----------       ------------       ------------

Net income                                                    $ 1,237,527       $ 1,172,615       $  3,612,110       $  3,155,948
                                                              ===========       ===========       ============       ============

Other comprehensive income, before tax

   Unrealized gains (losses) on securities
      Unrealized holding gains (losses) arising
        during period                                         $   159,043       $   149,148       $    121,624       $    (78,830)

   Income tax (expense) benefit related to items of other
      comprehensive income                                        (58,846)          (55,185)           (45,001)            29,167
                                                              -----------       -----------       ------------       ------------

Other comprehensive income, net of tax                        $   100,197       $    93,963       $     76,623       $    (49,663)
                                                              -----------       -----------       ------------       ------------

Comprehensive income                                          $ 1,337,724       $ 1,266,578       $  3,688,733       $  3,106,285
                                                              ===========       ===========       ============       ============

Basic earnings per share                                      $       .27       $       .32       $        .86       $        .85
                                                              ===========       ===========       ============       ============

Diluted earnings per share                                    $       .26       $       .25       $        .74       $        .69
                                                              ===========       ===========       ============       ============


                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                    For the nine month period ended
                                                                                              September 30,
                                                                                         1998               1997
                                                                                    ------------       ------------
Cash flows from operating activities:
   Net income                                                                       $  3,612,110       $  3,155,948
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                  455,591            781,496
          Net amortization of premiums on securities                                      53,589             30,255
          Provision for loan losses                                                      222,500             35,000
          Loss on sale of investment securities                                                              43,495
          Loss  on sale of other real estate                                                 822                299
          Decrease ( increase) in interest receivable                                    164,653           (124,218)
          Increase (decrease) in interest payable                                       (304,308)           324,961
          Increase (decrease) in accrued expenses and other liabilities                 (165,679)           839,636
          Decrease (increase) in prepaid expenses and other assets                    (3,150,603)           378,913

                                                                                    ------------       ------------

        Net cash provided by operating activities                                        888,675          5,465,785
                                                                                    ------------       ------------


Cash flows from investing activities:
   Purchases of "available for sale" investment securities                           (25,315,843)       (21,319,814)
   Proceeds from sales of "available for sale" investment securities                                      5,365,303
   Proceeds from maturities of "held to maturity" investment securities                                     235,000
   Proceeds from maturities of "available for sale" investment securities             20,662,302          5,553,751
   Purchases of Federal Home Loan Bank stock                                                               (221,100)
   Purchases of The Banker's Bank stock                                                 (707,000)
   Proceeds from maturities of time deposits with other financial institutions                              100,000
   Proceeds from sale of other real estate                                               238,827            110,447
   Loans made to customers, net                                                       (5,020,249)       (11,855,179)
   Capital expenditures                                                                 (485,164)          (326,026)
                                                                                    ------------       ------------

        Net cash used in investing activities                                        (10,627,127)       (22,357,618)
                                                                                    ------------       ------------


Cash flows from financing activities:
   Repayment of short-term borrowings                                                                    (2,177,890)
   Net increase (decrease) in Federal Home Loan Bank advances                           (318,930)         1,492,717
   Net increase in deposits                                                           23,717,637         30,840,787
   Net increase (decrease) in securities sold under
      agreements to repurchase                                                         4,824,392           (892,037)
   Dividends paid                                                                       (607,455)          (445,223)
   Proceeds from exercise of stock options & warrants                                  4,277,640            973,689
   Purchase of treasury stock                                                         (3,791,868)
                                                                                    ------------       ------------

        Net cash provided by financing activities                                     28,101,416         29,792,043
                                                                                    ------------       ------------



Net increase in cash and cash equivalents                                             18,362,964         12,900,210

Cash and cash equivalents at beginning of period                                      31,879,659         22,054,545
                                                                                    ------------       ------------


Cash and cash equivalents at end of period                                          $ 50,242,623       $ 34,954,755
                                                                                    ============       ============


Supplemental data:
   Interest paid                                                                    $  6,606,420       $  4,716,926
                                                                                    ============       ============


   Income taxes paid                                                                $  2,621,035       $  1,370,000
                                                                                    ============       ============












                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of:
(in thousands)

                                        September 30, 1998            December 31, 1997
                                    --------------------------      ---------------------
Commercial                          $ 104,848              56%      $  99,747         55%
Real estate - construction
   and land development                41,649              22%         39,974         22%
Real estate - mortgages                28,445              15%         30,620         17%
Installment and other
  Consumer                             12,179               7%         11,491          6%
Other                                       0               0%              8          0%
                                    ---------       ---------       ---------   --------


                                      187,121             100%        181,840        100%
Less allowance for loan losses         (3,139)                         (2,656)
                                    ---------                       ---------
                                    $ 183,982                       $ 179,184
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

Activity in the allowance for loan losses for the nine months ended September 30, 1998 and September 30, 1997 follows:

                             September 30, 1998 September 30, 1997
                             ------------------ ------------------
Balance, January 1                $2,655,412      $ 2,771,784
Provision charged to expense         222,500           35,000
Net recoveries (charge-offs)         260,976         (227,015)
                                  ----------      -----------

Balance, September 30             $3,138,888      $ 2,579,769
                                  ==========      ===========

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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1998 and December 31, 1997 are presented below:

                                         September 30, 1998
                                               Gross         Gross          Estimated
                               Amortized     Unrealized    Unrealized        Market
                                 Cost          Gains         Losses           Value
                              ----------      -------      ----------      ----------
U.S. Government Agencies      $1,000,000      $     -      $   15,618      $  984,382
Tax exempt bonds                 520,150       23,747                         543,897
                              ----------      -------      ----------      ----------
                              $1,520,150      $23,747      $   15,618      $1,528,279
                              ==========      =======      ==========      ==========


                                       December 31, 1997
                                             Gross         Gross          Estimated
                             Amortized     Unrealized    Unrealized         Market
                               Cost          Gains        Losses            Value
                            ----------      -------      ----------      ----------
U.S. Government Agencies    $1,000,000      $     -      $   69,241      $  930,759
Tax exempt bonds               521,291       20,423                         541,714
                            ----------      -------      ----------      ----------

                            $1,521,291      $20,423      $   69,241      $1,472,473
                            ==========      =======      ==========      ==========

The amortized cost and estimated market value of investment securities available-for-sale at September 30, 1998 and December 31, 1997 are presented below:

                                              September 30, 1998
                                                    Gross          Gross            Estimated
                                   Amortized      Unrealized     Unrealized           Market
                                     Cost           Gains           Losses            Value
                                  -----------      --------      -----------      -----------
U.S. Treasuries                   $ 7,509,604      $142,896      $                $ 7,652,500
U.S. Government Agencies           32,793,069       337,654              236       33,130,487
Mortgage-backed certificates        5,685,217        31,801            9,497        5,707,521
Tax exempt bonds                    2,604,807             0           20,629        2,584,178
                                  -----------      --------      -----------      -----------

                                  $48,592,697      $512,351      $    30,362      $49,074,686
                                  ===========      ========      ===========      ===========


                                               December 31, 1997
                                                     Gross          Gross           Estimated
                                   Amortized       Unrealized     Unrealized          Market
                                     Cost            Gains          Losses            Value
                                  -----------      --------      -----------      -----------
U.S.Treasuries                    $11,498,173      $ 97,452      $                $11,595,625
U.S. Government Agencies           27,638,481       256,142           13,818       27,880,805
Mortgage-backed certificates        4,854,949        35,302           12,972        4,877,279
                                  -----------      --------      -----------      -----------

                                  $43,991,603      $388,896      $    26,790      $44,353,709
                                  ===========      ========      ===========      ===========

NOTE 5 - NET INCOME PER SHARE

Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the Company to present both basic and diluted earnings per share on the statement of income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculation in the respective periods presented. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the three months ended September 30, 1998 was 4,544,412 and 4,802,184, respectively, and for the three months ended September 30, 1997 was 3,720,056 and 4,651,190, respectively. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the nine months ended September 30, 1998 was 4,200,113 and 4,891,974, respectively, and for the nine months ended September 30, 1997 was 3,715,091 and 4,572,307 respectively.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 1998 and 1997. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the third quarter of 1998 was $1,237,527 a 5.5% increase compared to net income of $1,172,615 for the same period in 1997. Diluted earnings per share was $.26 in the third quarter of 1998 compared to $
 .25 for the same period in 1997. Net income for the nine months ended September 30, 1998 was $3,612,110 compared to $3,155,948 for the same period of 1997, a 14.4% increase. The increase in net income in the third quarter of 1998 compared to the same period in 1997 was the result of an increase in net interest income of $273,431, or 7.8%, an increase of $24,166, or 7.0%, in non-interest income, and a decrease of $156,768, or 6.8%, in non-interest expense, offset by a $315,000 increase in the provision for loan losses. The increase in net income for the nine month period ended September 30, 1998 over the same period in 1997 resulted primarily from an increase of $935,799, or 9.3%, in net interest income, an increase of $117,672, or 11.6%, in non-interest income, offset by an increase in the provision for loan losses of $187,500 and an increase of $23,283, or 0.4%, in non-interest expense.

Return on average equity for the three months and nine months ended September 30, 1998 was 14.02% and 14.37% on average equity of $35,314,000 and $33,513,000, respectively, as compared to 15.87% and 14.91% on average equity of $29,554,000 and $28,227,000, respectively, for the same periods in 1997. Return on average assets for the three months and nine months ended September 30, 1998 was 1.68% and 1.69% on average assets of $293,882,000 and $284,527,000, respectively, as compared to 1.85% and 1.75% on average assets of $253,101,000 and $240,844,000 for the same periods in 1997.

Total assets at September 30, 1998 were $298,794,000, an 11.8% increase from $267,363,000 at December 31, 1997. Total average assets for the first nine months of 1998 were $284,527,000, up $43,683,000, or 18.1% from the same period in 1997. Average loans for the first nine months of 1998 were $180,018,000, up $18,050,000 or 11.1% over the same period in 1997. The loan growth was funded by increased average interest-bearing deposits, up $34,778,000 or 24.6% and higher average non-interest bearing deposits, up $3,955,000, or 7.3%. Most of the excess of the deposit growth over loan growth was placed in federal funds sold, which increased $18,014,000 for the first nine months of 1998 compared to the same period in 1997.

Commencing January 15, 1997, the Company paid a regular quarterly dividend of $.04 per share. Effective January 15, 1998 the quarterly dividend was increased to $.05 per share.

Net interest income for the third quarter of 1998 increased $273,431 or 7.8% over the third quarter of 1997. Net interest income for the nine months ended September 30, 1998 increased $935,799 or 9.3% over the same period in 1997. The net interest margin for the three months and nine months ended September 30, 1998 was 5.62% and 5.64% respectively on average total earning assets of $267,926,000 and $259,372,000, respectively. For the same periods in 1997, the net interest margin was 6.14% and 6.11% respectively on average earning assets of $227,541,000 and $218,839,000. The increase in net interest income in the first nine months of 1998 over the same period in 1997 reflects the growth in earning assets in 1998 over 1997, offset by an increase in the average rate paid on interest-bearing liabilities to 4.46% in the first nine months of 1998 from 4.32% for the same period in 1997, and a lower yield on earning assets, down 29 basis points to 8.90% in the first nine months of 1998 compared to the same period of 1997. For the third quarter of 1998, the yield on total earning assets was 8.88% and the cost of interest bearing liabilities was 4.46%, compared to 9.33% and 4.40%, respectively, for the third quarter of 1997.

The provision for loan losses for the third quarter of 1998 was an expense of $50,000 compared to a credit of $265,000 in the third quarter of 1997. The provision for loan losses expense for the first nine months of 1998 was $222,500 compared to $35,000 for the same period in 1997. The allowance for loan losses at September 30, 1998 was $3,139,000 compared to $2,655,000 at December 31, 1997. At September 30, 1998 and December 31, 1997, the allowance for loan losses represented 1.68% and 1.46% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the nine months ended September 30, 1998, recoveries on loans, net of charge-offs, totaled $260,976, or 0.14% of total loans outstanding. This compares to net charge-offs of $227,015 or 0.13% through the nine months ended September 30, 1997. In the first quarter of 1998 net recoveries were $253,341, in the second quarter of 1998 net charge-offs were $36,516, and in the third quarter of 1998 net recoveries were $44,151, compared to net charge-offs of $73,873, $30,866, and $122,276 in the first, second and third quarters of 1997, respectively. Total non-performing loans (including loans 90 days or more past due) as of September 30, 1998 were $252,541 compared to $476,395 at

December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.13% at September 30, 1998 compared to 0.26% at December 31, 1997 and 0.18% at September 30, 1997.

At September 30, 1998, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $187,587. The Company does not anticipate any material loss on the sale of this property.

At September 30, 1998, the Company had $11,256,000 in short-term borrowings compared to $6,432,000 at year ended December 31, 1997. Short-term borrowings consist of securities sold under agreements to repurchase with customers.

Long-term debt at September 30, 1998 was $4,964,000 compared to $5,283,000 at year-end December 31, 1997. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLB") for the purpose of match funding loans. No new advances have been obtained in 1998.

Non-interest income increased $24,166 or 7.0% during the third quarter of 1998 compared to the same period in 1997, and increased $117,672, or 11.6%, for the first nine months of 1998 compared to the same period in 1997. In the second quarter of 1997, the Company sold $3.9 million of investment securities from its available-for-sale portfolio, incurring a net loss of $32,196, and simultaneously purchased $3.9 million of securities for its available-for-sale portfolio. The purchased securities had a net yield improvement of approximately 90 basis points over those sold. In the third quarter of 1997, the Company sold $1.5 million of investment securities from its available-for-sale portfolio, incurring a net loss of $11,299, and simultaneously purchased $1.5 million of securities for its available-for-sale portfolio. The purchased securities had a net yield improvement of approximately 147 basis points over those sold. There have been no security sales in 1998. Other income increased $27,969 and $72,408, for the third quarter and first nine months of 1998, compared to the same periods in 1997. Service charges and fees on deposits decreased $13,661, or 5.0%, in the third quarter of 1998 compared to 1997, and $4,727, or 0.6%, for the first nine months of 1998 compared to 1997.

Non-interest expense decreased $156,768, or 6.8%, for the quarter ended September 30, 1998 as compared to the same period in 1997. Occupancy and equipment expense increased $96,681, or 30.0%, in the third quarter of 1998 compared to the same period in 1997, the result of Mountain opening a new branch in the Peachtree Corners area in Norcross, Georgia in the first quarter of 1998 and Charter relocating a branch to larger quarters in the second quarter of 1998. Legal expense increased $31,762 for the third quarter of 1998 compared to the same period in 1997. This expense arises from usual business activities. Salaries and other personnel expenses increased $28,812, or 2.7%, reflecting the continued growth of the Company. In the third quarter of 1997, management wrote-off unamortized goodwill of $362,459 related to an acquired branch office which was closed in 1997. Excluding the 1997 goodwill write-off, all other operating expenses increased $48,436, or 9.3%, in the third quarter of 1998 compared to the same quarter in 1997. Non-interest expense for the nine months ended September 30, 1998 increased $23,283, or 0.4%, over the same period in 1997. Salaries and other personnel expenses increased $398,131, or 13.8%, to manage continued growth. Occupancy and equipment expense increased $221,579, or 25.1%, in the first nine months of 1998 compared to the same period in 1997, the result of the new branch facilities discussed in the preceding paragraph. Legal expense decreased $159,240, or 59.4%, for the first nine months of 1998 compared to the same period in 1997 as a result of the settlement of a lawsuit in the second quarter of 1997. All other operating expenses decreased $437,187, or 20.6%, in the first nine months of 1998 compared to 1997. Excluding the one-time expense write-off discussed previously, all other operating expenses decreased $74,728, or 4.2%, the result of management closely monitoring operating expenses.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1998 the Company's tier I risk-based capital was 16.2% and total risk-based capital was 17.5%, compared to 15.6% and 16.9% at year-ended December 31, 1997, respectively.

The Company does not have any commitments that it believes would reduce its capital to levels inconsistent with the regulatory definition of a well-capitalized financial institution.

The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches. Both Mountain and Charter have developed Year 2000 plans in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines to address the problem. Both banks have conducted thorough employee education on the issue and have identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the Year 2000 date change. Since the banks do not develop their own software, each is in the process of contacting the various third party software vendors used to obtain written documentation from them confirming Year 2000 compliance. Each bank has tested its equipment for compliance; items found not in compliance have either been renovated to be compliant or will be renovated before year-end 1998. Hardware and systems will be retested if any changes are made to those systems after initial testing is complete. Software has been inventoried and is in the testing phase at Mountain; Charter has completed its testing and is completing remediation.

Both banks use third party service bureaus for core data processing. Charter's core data processing vendor has certified that its application systems are Year 2000 compliant. Mountain currently uses a different service bureau but will convert its core systems in February 1999 to the same processor Charter uses. This conversion decision was based on expected efficiencies and improvements that would result from the banks using the same core processing system. The decision was not related to Year 2000 issues, other than insuring the core processing system selected was Year 2000 compliant.

The banks have developed a communication and assessment plan for its customers. The banks have communicated the Year 2000 issue to their customers, both borrowers and depositors, by various methods. Each bank has contacted its key loan customers to determine their status and plans with respect to the Year 2000 issue and to determine the bank's exposure to any such customer's failure to remediate its own Year 2000 problems. This customer review is scheduled to be completed by December 31, 1998. There can be no guarantee that customers will resolve their Year 2000 issues on a timely basis. Significant business interruptions or failures by key clients resulting from Year 2000 problems could have a material adverse effect on the Company.

The expected cost to the Company of the Year 2000 project is currently estimated at $60,000 for hardware and software upgrades, customer communications, testing and other items required to complete the plan. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the nine months ended September 30, 1998 were not material.

Charter has had legal counsel review its contracts with its customers for Year 2000 compliance. Counsel recommended minor improvements which have been implemented. Mountain will review its contracts in 1998. Charter has recently engaged an outside auditor to review its Year 2000 project status. This review will be completed in the fourth quarter of 1998. The Company's Directors & Officers insurance policy will be reviewed in the fourth quarter of 1998 by legal counsel for coverage of Year 2000 issues.

The banks are developing contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems.

The preceding discussion of the Year 2000 issue includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to differ materially from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, vendor representations and timely correction of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's management of the project is an ongoing process involving continual evaluation. Unanticipated problems could emerge and alternative solutions may be devised that may be more costly than anticipated or more difficult to solve.

In January 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 100,000 shares of its common stock in the open market at prevailing market prices and up to an additional 500,000 shares of its common stock directly from its shareholders. During the first nine months of 1998, the Company repurchased 100,000 shares of its common stock in the open market and 72,680 shares directly from shareholders under this program at a total cost of $3,791,868. In addition, 682,166 warrants to purchase common stock originally issued to Mountain's organizers in 1988 and 174,097 options to purchase common stock issued to the Company's officers were exercised during the first nine months of 1998 for total proceeds of $4,277,640.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. At September 30, 1998 the Company had $6,753,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At September 30, 1998 and December 31, 1997, the Company had federal funds lines of credit from other banks totaling $27,750,000 and $25,750,000, respectively, to meet short term funding needs. There was no balance outstanding under these short term commitments at September 30, 1998.

The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At September 30, 1998 the Company had a gap ratio of 0.999 for the one year period ending September 30, 1999. Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

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

Item 3.  Market Risk Disclosure

Information concerning market risk of the Company is not included because there has not been any significant change in the Company's market risk as reported in the Company's 1997 Annual Report filed on Form 10-K.

Part II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          MERIT HOLDING CORPORATION



Date:  November 5, 1998                   J. Randall Carroll
       ---------------------              ------------------------------------
                                          J. Randall Carroll
                                          Chairman and Chief Executive Officer




Date:  November 5, 1998                   Ronald H. Francis
       ---------------------              ------------------------------------
                                          Ronald H. Francis
                                          President and Chief Financial Officer
                                          (principal financial and accounting
                                          officer)