Form 10-K
period 1998-12-31
MERIT HOLDING CORP /GA
filed 1999-03-30
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

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

                                                        Yes   X      No
                                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (3,598,521 shares) on March 19, 1999 was approximately $82,765,983. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 19, 1999: 4,777,316 shares of $2.50 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1999 are incorporated by reference into Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I


ITEM 1. BUSINESS.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected; (3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

OVERVIEW

         Merit Holding Corporation ("Merit" or the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Mountain National Bank, Tucker, Georgia ("Mountain") and Charter Bank & Trust Co., Marietta, Georgia ("Charter") (collectively, the "Banks"). The Company was incorporated under the laws of the State of Georgia on November 27, 1990 to effect the reorganization of Mountain into a one-bank holding company structure, thereby providing a mechanism to enhance that bank's ability to serve its future customers' requirements for financial services. The shareholders of Mountain approved the reorganization on May 7, 1991 and the reorganization was consummated on May 24, 1991. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. On December 30, 1994, the Company completed the acquisition of 100% of the outstanding shares of common stock of Charter following the approval of such transaction by Charter's shareholders.

         Mountain commenced business operations on August 2, 1988 and Charter commenced business operations on February 3, 1989. Both Mountain and Charter are full service commercial banks, without trust powers. Each operates as a locally owned community bank that targets primarily the commercial banking needs of individuals, professionals and small to medium sized businesses in their primary service areas, emphasizing personal service and banking services that focus on local needs.

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

         The Banks also compete for deposits, loans and other business with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which continue to invade the traditional banking markets. Recent legislation, regulatory changes by the primary regulators of the various types of financial institutions and competition from unregulated entities have eliminated many traditional distinctions between commercial banks, thrifts and other providers of financial services and proposed legislation would further limit such distinctions. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. It is anticipated that additional competition will continue from new entrants to the market.

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

LOAN PORTFOLIO

         The Banks engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans, and concentrate their lending efforts on small to medium sized businesses, professionals and individuals. As of December 31, 1998, Mountain's loan portfolio consisted of 44% commercial loans, 52% real estate loans and 4% consumer/installment loans, and Charter's loan portfolio consisted of 71% commercial loans, 22% real estate loans and 7% consumer/installment loans.

         Commercial lending is directed principally toward businesses whose demands for funds fall within the Banks' legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers and obtained for a variety of business purposes. Such loans include short-term lines of credit, medium-term plant and equipment loans, medium-term land acquisition and development loans, construction loans and letters of credit.

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

         The Banks' Loan Committees are authorized to approve loans up to 15% of capital for Mountain (as of December 31, 1998, $3,051,277) and, for Charter, 15% of capital for unsecured loans and 25% of capital for secured loans ($1,559,274 and $2,598,789, respectively). Loans exceeding $250,000 must be approved or ratified by the respective Loan Committee and loans exceeding $400,000 must be approved by the loan committee of the Board of Directors. See "Supervision and Regulation."

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

         The Banks' asset/liability mix is monitored on a daily basis, with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to each Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Banks' earnings.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank which elects not to or cannot provide that service for itself from an economic or practical standpoint. The Banks utilize correspondent services, including check collections, purchase or sale of Federal funds, security safekeeping, investment consulting or sales services and coin and currency supplies. The Banks have established loan participations with other federally insured financial institutions as well as privately owned companies. These loan participations may be for overline or liquidity purposes or for loans which exceed the Banks' legal lending limits. At December 31, 1998, Mountain had $2,700,856 in participations sold ($773,526 of which was sold to Charter) and Charter had $6,044,905 in participations sold ($550,000 of which was sold to Mountain).

         Mountain has established correspondent relationships with NationsBank, N.A. (South) and The Bankers' Bank, each of Atlanta, Georgia and Columbus Bank and Trust of Columbus, Georgia. Charter has established correspondent relationships with The Bankers Bank, SunTrust Bank, N.A. and Wachovia Bank of Georgia, N.A., all of Atlanta, Georgia, Columbus Bank and Trust of Columbus, Georgia, Regions Bank of Gainesville, Georgia and Centura Bank of Rocky Mount, North Carolina. The Banks maintain certain balances with such correspondents. In addition, both Banks are members of the Federal Home Loan Bank of Atlanta.


DATA PROCESSING

         Mountain currently has a data processing servicing agreement with ProVesa, Inc. of Thomson, Georgia and Charter has a data processing servicing agreement with FiServe of Atlanta, Georgia. Mountain has signed an agreement to change its data processing service provider to FiServe in April 1999. These servicing agreements provide for the Banks to receive a full range of data processing services through remote data line transmission, including a fully integrated deposit, loan and general ledger system. Payments for the services are fee-based dependent on the type, kind and volume of data processing services provided.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

                   NAME                                            POSITION
                   ----                                            --------


             J. Randall Carroll                           Chairman of the Board and
                                                          Chief Executive Officer

             Ronald H. Francis                            President and Chief Financial
                                                          Officer

         J. RANDALL CARROLL, age 53, has served as Chairman and Chief Executive Officer of the Company and Mountain since November 1990 and June 1988, respectively. He relinquished the title of President of the Company upon the Company's acquisition of Charter on December 30, 1994, although he remains president of Mountain. Mr. Carroll was involved in the organization of Mountain from June 1987 to August 1988, at which time Mountain opened for business. From August 1972 until February 1987, Mr. Carroll was employed in various management positions with National Bank of Georgia.

         RONALD H. FRANCIS, age 55, has served as President, Chief Executive Officer and a director of Charter since 1989. He became President and Chief Financial Officer of the Company upon the Company's acquisition of Charter on December 30, 1994. Prior to joining Charter, Mr. Francis served as Vice Chairman and President of the Chattahoochee Bank and as President of Chattahoochee Bancorp. Inc.


EMPLOYEES

         As of December 31, 1998, Mountain employed 52 persons on a full-time equivalent basis, including 20 officers and Charter employed 49 persons on a full-time equivalent basis, including 20 officers. Each Bank considers its employee relations to be good, and will hire additional personnel as needed.

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

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act. Among other things, the federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 9, 1995. As a result, Merit and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws, discussed below. The State of Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. In 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         As a national bank, Mountain is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to branch expansion, national banks situated in the State of Georgia are subject to the same rules as apply to Georgia state-chartered banks. Georgia recently adopted legislation which reduces restrictions on the ability of a bank to establish branch offices. Under the new legislation, a bank located in Georgia is permitted to establish new or additional branch offices anywhere in the state (i) upon approval of the Georgia Banking Department, (ii) by relocation of the parent bank or another branch office, or (iii) by merger, consolidation or the purchase of assets and the assumption of liabilities involving another parent bank or branch bank.

         The Banks are also subject to the Georgia banking and usury laws restricting the amount of interest which they may charge in making loans or other extensions of credit. In addition, as subsidiaries of the Company, the Banks are subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

         Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board, the Comptroller (with respect to Mountain) and the FDIC (with respect to Charter). Those guidelines make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The risk capital guidelines of the Comptroller and the FDIC apply directly to national banks and insured state-chartered banks which are not members of the Federal Reserve System, respectively, regardless of whether they are a subsidiary of a bank holding company. Each agency's requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. The Federal Reserve Board, the Comptroller and the FDIC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under the Federal Reserve Board and Comptroller rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. At December 31, 1997, capital ratios for the Company and the Banks were as follows:

                                                                                                                Regulatory
                                                           Company          Mountain           Charter            Minimum
                                                           -------          --------           -------            -------
Total Risk-Based Capital........................             17.8%            19.1%             14.7%               8.0%
Tier 1 Risk-Based Capital.......................             16.6%            17.9%             13.5%               4.0%
Leverage Ratios.................................             11.8%            14.0%              8.9%               3.0%

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act did not change any of the minimum capital requirements, it directed each of the federal banking agencies to issue regulations implementing the monitoring plan. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

         In response to the directive issued under the Act, the regulators have issued regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                   Total Risk -               Tier 1 Risk -            Tier 1
                                                  Based Capital              Based Capital            Leverage
                                                      Ratio                      Ratio                  Ratio
                                                  -------------              --------------           --------
Well capitalized(1)                                    10%                         6%                    5%
Adequately Capitalized(1)                              8%                          4%                    4%(2)
Undercapitalized(3)                                  < 8%                        < 4%                  < 4%(4)
Significantly Undercapitalized(3)                    < 6%                        < 3%                  < 3%
Critically Undercapitalized                            -                           -                   < 2%

_____________

(1)      An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

         As a national bank, Mountain is subject to periodic examination and review by the Comptroller. This examination is typically completed on-site at least every 18 months and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank are subject to change by future federal and state legislation.

                        SELECTED STATISTICAL INFORMATION

         The following tables set forth certain consolidated statistical information regarding the Company and its subsidiaries. The information should be read in conjunction with the consolidated financial statements and related notes of the Company.


                       AVERAGE BALANCES AND INTEREST RATES

                                                                                 Year Ended
                                     ----------------------------------------------------------------------------------------------
                                             December 31, 1998                December 31, 1997             December 31, 1996
                                     --------------------------------  ------------------------------   ---------------------------
                                                                                  ($ thousands)
                                      Average      Income/    Yields/   Average      Income/  Yields/   Average   Income/   Yields/
                                     Balances      Expense     Rates   Balances      Expense   Rates    Balances  Expense    Rates
Assets:
  Loans (1) (2)                      $181,445      $18,274    10.07%   $164,921      $16,902   10.25%   $139,728   $14,166   10.14%
  Investment securities
     Taxable                           52,281        3,263     6.24%     48,085        3,094    6.43%     41,957     2,686    6.40%
     Tax-exempt (2)                     2,199          144     6.55%        522           37    7.09%        812        66    8.13%
                                     --------       ------     ----    --------       ------    ----    --------    ------    ----
                                       54,480        3,407     6.25%     48,607        3,131    6.44%     42,769     2,752    6.43%
  Federal funds sold                   29,782        1,593     5.35%     13,024          721    5.54%     14,556       776    5.33%
  Deposits in other banks                                                    52            4    7.69%        167        10    5.99%
                                     --------       ------     ----    --------       ------    ----    --------    ------    ----
     Total earning assets             265,707       23,274     8.76%    226,604       20,758    9.16%    197,220    17,704    8.98%

Other assets                           26,080                            22,006                           20,294
                                     --------                          --------                         --------

     Total assets                    $291,787                          $248,610                         $217,514
                                     --------                          --------                         --------

Liabilities and Stockholders'
     Equity
  Interest-bearing deposits
     NOW accounts                    $ 38,413      $   921     2.40%   $ 31,148      $   836    2.68%   $ 26,944   $   724    2.69%
     Money market accounts             44,376        1,317     2.97%     36,880        1,133    3.07%     33,511     1,070    3.19%
     Savings                            2,925           68     2.32%      3,044           76    2.50%      3,715        97    2.61%
     Time, $100,000 and over           33,573        1,836     5.47%     25,723        1,342    5.22%     21,917     1,181    5.39%
     Other time                        62,256        3,619     5.81%     51,074        2,879    5.64%     46,604     2,659    5.71%
                                      -------        -----     ----     -------        -----    ----     -------     -----    ----
                                      181,543        7,761     4.28%    147,869        6,266    4.24%    132,691     5,731    4.32%

  Long-term debt                        5,057          336     6.64%      4,502          300    6.66%      2,915       197    6.76%
  Short-term borrowings                 8,833          416     4.71%      9,715          458    4.71%      6,381       253    3.96%
                                      -------        -----     ----     -------        -----    ----     -------     -----    ----

     Total interest-bearing
          liabilities                 195,433        8,513     4.36%    162,086        7,024    4.33%    141,987     6,181    4.35%

  Noninterest-bearing
         deposits                      58,789                            54,689                           48,237
  Other liabilities                     3,066                             2,810                            2,222
  Stockholders' equity                 34,499                            29,025                           25,068
                                     --------                          --------                         --------

     Total liabilities and
         stockholders' equity        $291,787                          $248,610                         $217,514
                                     --------                          --------                         --------

  Spread on interest-bearing funds                             4.40%                            4.83%                         4.62%
                                                               ----                             ----                          ----
  Net interest income                              $14,761                           $13,734                       $11,523
                                                   -------                           -------                       -------
  Net interest margin                                          5.56%                            6.06%                         5.84%
                                                               ----                             ----                          ----


(1) Interest income includes loan fees of $712,487, $628,566 and $496,845 in 1998, 1997, and 1996, respectively. Non-accrual loans ($211,132, $703,627 and $1,427,361 in 1998, 1997 and 1996, respectively) are included in the average balances and interest income on such loans is recognized on a cash basis.

(2) Interest income includes the effects of taxable equivalent adjustments using the Federal income tax rate of 34% and State tax of 4% for 1996 and 3% for 1997 and 1998.

                        NET INTEREST INCOME ANALYSIS (1)

                                      1998 compared to 1997            1997 compared to 1996           1996 compared to 1995
                                   Increase (decrease) due to       Increase (decrease) due to      Increase (decrease) due to
                                  Volume       Rate     Total    Volume        Rate        Total  Volume        Rate         Total
                                  ----------------------------   -------------------------------  ---------------------------------
($thousands)
Interest income:
  Loans (1)                       $ 1,694    $  (322)  $ 1,372   $ 2,555    $ 181       $ 2,736   $ 1,669       $(521)      $ 1,148

  Investment securities
    Taxable                           270       (101)      169       392       16           408       509          48           557
    Tax-exempt (2)                    119        (12)      107       (24)     (15)          (39)        5           6            11
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------
                                      389       (113)      276       368        1           369       514          54           568

  Federal funds sold                  928        (56)      872       (82)      27           (55)       17         (83)          (66)
  Deposits in other banks              (4)        (4)       (7)        1       (6)          (18)       (1)        (19)
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------

    Total interest income           3,007       (491)    2,516     2,834      210         3,044     2,182        (551)        1,631
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------

Interest expense:
    Deposits
        NOW accounts                  195       (110)       85       113       (1)          112        61         (52)            9
        Money market accounts         230        (46)      184       107      (44)           63        50         (56)           (6)
        Savings                        (3)        (5)       (8)      (18)      (3)          (21)      (13)         (9)          (22)
        Time, $100,000 and over       410         84       494       205      (44)          161       215         (60)          155
        Other time                    631        109       740       255      (35)          220       299           9           308
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------
                                    1,463         32     1,495       662     (127)          535       612        (168)          444

Long-term debt                         37         (1)       36       107       (4)          103        15           8            23
Short-term borrowings                 (42)                 (42)      132       73           205       136          (1)          135
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------
                                       (5)        (1)       (6)      239       69           308       151           7           158

    Total interest expense          1,458         31     1,489       901      (58)          843       763        (161)          602

Net Change in Net
    Interest Income               $ 1,549    $  (522)  $ 1,027   $ 1,933    $ 268       $ 2,201   $ 1,419       $(390)      $ 1,029
                                  -------    -------   -------   -------    -----       -------   -------       -----       -------


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

(2) Interest income includes the effects of taxable equivalent adjustments using a federal tax rate of 34% in 1995 and a federal tax rate of 34% plus a state tax effect of 4% in 1996 and 3% in 1997 and 1998.

                       INTEREST RATE SENSITIVITY ANALYSIS

         The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on the net interest margin while maintaining net interest income at acceptable levels. The following table sets forth interest rate sensitivity using contractual payment schedules at December 31, 1998. The repricing dates, which may differ from maturity dates for various assets and liabilities, do not take into consideration external factors that might affect the sensitivity of assets and liabilities.

                                                            Maturing or Repricing Within
                                      -------------------------------------------------------------------
($thousands)                             0-90         91-365           1-5         Over 5
                                         Days          Days           Years         Years        Total
                                      -------------------------------------------------------------------
Earning assets:
    Investments                       $ 27,881       $ 15,307        $18,404       $22,899       $ 84,491
    Loans                              125,139         10,703         43,914        11,857        191,613
                                      --------       --------        -------       -------       --------
                Total                 $153,020       $ 26,010        $62,318       $34,756       $276,104
                                      --------       --------        -------       -------       --------

Interest-bearing liabilities (1)
    Borrowings                           7,346          1,041          3,140           534         12,061
    Money market accounts               42,214                                                     42,214
    NOW accounts                        42,027                                                     42,027
    Savings                              3,338                                                      3,338
    Time, $100,000 and over             19,524         10,440          4,229                       34,193
    Other time                          18,638         28,188         14,488                       61,314
                                      --------       --------        -------       -------       --------
                Total                 $133,087       $ 39,669        $21,857       $   534       $195,147
                                      --------       --------        -------       -------       --------

Interest-sensitivity gap              $ 19,933       $(13,659)       $40,461       $34,222       $ 80,957

Cumulative gap                        $ 19,933       $  6,274        $46,735       $80,957

Percent of interest-sensitive
  assets to interest-sensitive
  liabilities                              115%            66%           285%         6509%           141%

Cumulative percent of
  interest-sensitive assets to
  interest-sensitive liabilities           115%           104%           124%          141%

Percent of cumulative gap to
  total earning assets                       7%             2%            17%           29%


(1) The re-pricing / maturity assumptions for liabilities are based on the following schedule:

                                               0-90           91-365          1-5          Over 5
                                               Days            Days          Years          Years             Total
                                               --------------------------------------------------------------------

                Money market                   100%                                                            100%
                NOW                            100%                                                            100%
                Savings                        100%                                                            100%
                Time, $100,000 and over         57%             31%            12%                             100%
                Other time                      30%             46%            24%                             100%

Based on this gap analysis and assuming no change in the mix of earning assets or interest bearing liabilities, falling interest rates could reduce the net interest margin while rising rates could increase the net interest margin. The present gap position is within the range acceptable to management.

                              INVESTMENT PORTFOLIO

         The following table sets forth the carrying amounts of investment securities held-to-maturity at the dates indicated:

                                                     December 31,
                                           ------------------------------
                                            1998        1997        1996
                                           ------      ------      ------
      ($thousands)

U.S. Treasury and Government agencies      $1,000      $1,000      $1,000
States and political subdivisions           1,020         521         758
                                           ------      ------      ------
                                           $2,020      $1,521      $1,758
                                           ------      ------      ------

Securities available-for-sale, at fair value are set forth as follows:

                                                     December 31,
                                          ---------------------------------
                                            1998        1997          1996
                                          -------      ------       -------
      ($thousands)

U.S. Treasury                             $ 6,656      $11,596      $14,047
U. S. Government Agencies                  35,237       27,881       22,447
Mortgage-backed securities                 10,929        4,877        6,988
States and political subdivisions           2,614
                                          -------      -------      -------
                                          $55,436      $44,354      $43,482
                                          -------      -------      -------

         The following table sets forth the maturities of investment securities held-to-maturity and securities available-for-sale and the weighted average yields of such securities as of December 31, 1998 (1):

                                                               After One But    After Five But
                                               Within             Within             Within              Over
                                              One Year          Five Years          Ten Years          Ten Years
                                           Amount    Yield   Amount     Yield    Amount    Yield    Amount     Yield     Total
                                          ----------------   ----------------    ---------------    ----------------    -------
U.S. Treasury and Government
      agencies                            $9,032     5.77%   $19,688     5.98%   $13,668    6.79%   $   505     6.41%   $42,893
Mortgage-backed securities                   184     7.30%                            56    9.23%    10,689     6.21%    10,929
States and political subdivisions(2)                             220     8.69%       700    6.74%     2,714     7.40%     3,634
                                          ---------------    ----------------    ---------------    ----------------    -------
                                          $9,216             $19,908             $14,424            $13,908             $57,456
                                          ------             -------             -------            -------             -------

(1) Investment securities available-for-sale are included in the above table according to maturity as follows:

                                   Market Value   Amortized Cost
                                   ------------   --------------
Within one year                      $ 9,216         $ 9,185
After one but within five years       18,689          18,505
After five but within ten years       13,723          13,503
After ten years                       13,808          13,828
                                     -------         -------
                                     $55,436         $55,021
                                     -------         -------

By virtue of classification, these securities may be sold prior to maturity.

         The following table sets forth the maturities of investment securities held-to-maturity and securities available-for-sale and the weighted average yields of such securities as of December 31, 1997 (1):


                                                               After One But     After Five But
                                                Within             Within             Within               Over
                                               One Year          Five Years          Ten Years           Ten Years
                                           Amount    Yield   Amount     Yield    Amount     Yield    Amount      Yield     Total
                                           ---------------   ----------------    ----------------    -----------------    ------
U.S. Treasury and Government
      agencies                             $4,999    6.16%   $15,648     6.37%   $19,830     6.85%   $                    $40,477
Mortgage-backed securities                    290    6.44%       367     7.32%                        4,220       6.47%     4,877
States and political subdivisions(2)                             221     8.68%       200     7.87%      100       8.40%       521
                                           ---------------   ----------------    ----------------    -----------------    ------
                                           $5,289            $16,236             $20,030             $4,320               $45,875
                                           ------            -------             -------             ------               -------

(1) Investment securities available-for-sale are included in the above table according to maturity as follows:


                                   Market Value   Amortized Cost
                                   ------------   --------------
Within one year                      $ 5,289         $ 5,282
After one but within five years       16,015          15,871
After five but within ten years       18,830          18,636
After ten years                        4,220           4,202
                                     -------         -------
                                     $44,354         $43,991
                                     -------         -------


By virtue of classification, these securities may be sold prior to maturity.

(2) Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis using a federal tax rate of 34%.

                                 LOAN PORTFOLIO

Loans outstanding are presented in the accompanying table according to loan category:

                                                        December 31,
                                ----------------------------------------------------------------
                                  1998          1997          1996          1995          1994
                                --------      --------      --------      --------      --------
($ thousands)

Commercial                      $108,954      $ 99,747      $ 91,325      $ 75,185      $ 64,534

Real estate - mortgage            30,290        30,620        20,242        21,198        16,717

Real estate - construction
     and land development         41,955        39,974        34,407        25,898        23,785

Installment and other
     consumer                     10,415        11,491        14,686        10,828        12,169

Farmland                               0             8            28           108           192
                                --------      --------      --------      --------      --------

                                $191,614      $181,840      $160,688      $133,217      $117,397
                                --------      --------      --------      --------      --------

            The following table shows the amount of loans (excluding real estate
- mortgage, installment and farmland) outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                        December 31, 1998 Maturity Schedule
                                 ------------------------------------------------
                                             After One
                                  Within     But Within      After
($ thousands)                    One year    Five Years    Five Years      Total
                                 ------------------------------------------------

Commercial                        $63,712      $35,883      $  9,359      $108,954
Real estate-construction and
     land development              35,260        6,695                      41,955
                                  -------      -------      --------      --------
                                  $98,972      $42,578      $  9,359      $150,909
                                  -------      -------      --------      --------

                                          Interest Sensitivity
                                             December 31,
                                                 1998
                                       --------------------------
($ thousands)
                                       Fixed Rate  Variable Rate
                                       ----------  -------------

Due after one but within five years      $27,214      $15,364

Due after five years                       6,123        3,236
                                         -------      -------

                                         $33,337      $18,600
                                         -------      -------

            Maturity is based on contract terms. It is the Company's policy that loans unpaid at maturity may be renewed at management's discretion based upon the credit criteria, current market rates and terms.

Information regarding non-performing assets is presented below:

                                                                   December 31,
                                                 ------------------------------------------------
                                                 1998      1997       1996        1995       1994
                                                 ----      ----      ------      ------      ----
($ thousands)

Loans on non-accrual status                      $223      $394      $1,062      $1,298      $180

loans past due over 90 days                        13        82         147
                                                 ----      ----      ------      ------      ----

                                      Total      $236      $476      $1,209      $1,298      $180
                                                 ----      ----      ------      ------      ----


            For each of the years ended December 31, 1994 and 1995, there were no loans contractually past due 90 days and still accruing. There were no loans classified as doubtful, substandard or special mention that have not been disclosed in the above table, which represent or result from trends or uncertainties which management reasonably expects will materially impact future operational results, liquidity, or capital resources. Management is not aware of any other material credits about which information causes doubts as to the ability of such borrowers to comply with the loan repayment terms.

            At December 31, 1998 non-performing loans were 0.12% of loans outstanding.

            Information regarding foregone interest on non-accrual loans is presented below:

                                        1998      1997
                                        ----      ----
($ thousands)

Interest recognized                      $22      $ 29

Foregone interest                         17        76
                                         ---      ----

Interest income that would have
     been accrued at original terms      $39      $105
                                         ===      ====


            Accruals on loans are discontinued when management believes, after consideration of economic and business conditions and collection effort, that collection of interest is doubtful. Additionally all loans contractually past due 90 days or more which are not in the process of collection and adequately secured are placed on non-accrual status.

                         SUMMARY OF LOAN LOSS EXPERIENCE


            The Allowance for Loan Losses is maintained at a level considered by the Company to be adequate to provide for potential loan losses. The adequacy of the allowance and its related allocation is based on management's continuing evaluation of the loan portfolio under current economic conditions, past loan loss experience, underlying collateral value securing loans and such other factors which deserve recognition in estimating potential loan losses. Loans which are determined to be uncollectible are charged against the allowance. The provision for loan losses and recoveries are added to the allowance. See "Management's Discussion and Analysis of Operations and Financial Condition - Allowance for Loan Losses."

            The following table summarizes activity in the Allowance for Loan Losses for the dates indicated:

                                                                            December 31,
                                               ----------------------------------------------------------------------
                                                 1998             1997           1996           1995           1994
                                               ---------        --------       --------       --------       --------
($ thousands)

Balance, beginning of period                   $   2,656        $  2,772       $  2,543       $  1,689       $  1,373
Loans charged-off:
         Commercial                                  288             195            455            210            274
         Real estate - construction                                                                 30
         Real estate - mortgage                        0             234            100             17             43
         Installment and other consumer               35              63             24              8             40
                                               ---------        --------       --------       --------       --------

                Total loans charged-off              323             492            579            265            357

Recoveries:
         Commercial                                  724             146            145             52             63
         Real estate - construction
         Real estate - mortgage                                       23             17
         Installment and other consumer                8              19              1             13              6
                                               ---------        --------       --------       --------       --------

                Total recoveries                     732             188            163             65             69

                Net loans charged-off               (409)            304            416            200            288

Provision for loan losses                            222             188            645          1,054            604
                                               ---------        --------       --------       --------       --------

Balance, end of period                         $   3,287        $  2,656       $  2,772       $  2,543       $  1,689
                                               ---------        --------       --------       --------       --------

Loans outstanding at end
             of period                         $ 191,614        $181,840       $160,688       $133,217       $117,397

Ratio of allowance to loans
             outstanding at end of period           1.72%           1.46%          1.73%          1.91%          1.44%

Average loans outstanding
             during the period                 $ 181,445        $164,921       $139,728       $123,845       $104,102

Ratio of net charge-offs during the
             period to average loans
             outstanding                          -0.23%            0.18%          0.30%          0.16%          0.28%

                            ALLOWANCE FOR LOAN LOSSES


         The allocation of the Allowance for Loan Losses by loan category at the dates indicated is presented below with percentage of loans in each category to total loans:


                              1998                   1997                 1996                   1995                  1994
                         Amount   Percent      Amount    Percent     Amount   Percent      Amount    Percent     Amount     Percent
                         ----------------      -----------------     ----------------      -----------------     ------------------
($ thousands)

Commercial               $1,529       46%      $1,459       55%      $1,399       57%      $1,318       56%      $  839       55%

Real estate (1)             482       15%         400       39%         628       34%         742       36%         264       35%

Installment and
    other consumer          120        4%          77        6%         128        9%          86        8%         105       10%

Unallocated               1,156       35%         720        0%         617        0%         397        0%         481        0%
                         ---------------       ---------------       ---------------       ---------------       ---------------

              Total      $3,287      100%      $2,656      100%      $2,772      100%      $2,543      100%      $1,689      100%


(1) Includes all loans secured in whole or part by real estate.

                                    DEPOSITS


         The following table summarizes average daily balances of deposits and rates paid on such deposits for the periods indicated and the total weighted average rate paid on total deposits:


                                                    Years Ended December 31,
                             ------------------------------------------------------------------------
                                      1998                     1997                     1996
                              Amount          Rate     Amount         Rate      Amount          Rate
                             ----------------------   ---------------------    ----------------------
($ thousands)

Demand deposits              $ 58,789                 $ 54,689                 $ 48,237
NOW accounts                   38,413         2.40%     31,148         2.68%     26,944         2.69%
Savings                         2,925         2.32%      3,044         2.50%      3,715         2.61%
Money market accounts          44,376         2.97%     36,880         3.07%     33,511         3.19%
Other time                     62,256         5.81%     51,074         5.64%     46,604         5.71%
Time, $100,000 and over        33,573         5.47%     25,723         5.22%     21,917         5.39%
                             --------                 --------                 --------

            Total            $240,332         4.28%   $202,558         4.24%   $180,928         4.32%
                             --------                 --------                 --------



Maturities of time deposits of $100,000 and over are as follows:


                           December 31,
                       --------------------
                        1998         1997
                       ------       -------
($ thousands)

Under 3 months         $19,524      $12,703
3 to 6 months            4,379        3,993
6 to 12 months           6,061        8,090
Over 12 months           4,229        1,433
                       -------      -------

            Total      $34,193      $26,219
                       -------      -------

                           RETURN ON EQUITY AND ASSETS


The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are as follows:



                                                     Years Ended December 31,
                                                   ------------------------------

                                                    1998        1997        1996
                                                   ------      ------      ------
Percentage of net income to:

        Average stockholders' equity               14.36%      15.30%      13.97%

        Average total assets                        1.70%       1.79%       1.61%

Percentage of average stockholders' equity
         to average total assets                   11.82%      11.67%      11.52%

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

         Mountain's Peachtree Corners branch is located at 5340 Peachtree Industrial Boulevard in Norcross, Georgia. The branch office consists of a one-story leased brick building of approximately 3,000 square feet. Improvements include a three-lane drive-up window, night depository, drive-up automated teller machine, as well as vault and safe deposit facilities.

         Mountain's Stone Mountain facility consists of 7,551 square feet of leased space located at 2300 West Park Place in Stone Mountain, Georgia. Mountain conducts all bookkeeping, accounting, personnel, advertising and marketing functions, as well as real estate construction lending activities from this facility. In addition, Mountain operates a branch bank from the facility as well.

         Charter's main office is located in an approximately 18,500 square foot building owned by Charter located at 269 Roswell Street in Marietta, Georgia. Improvements include a four-lane drive through teller installation, a drive-up night depository, a vault and safe deposit facility. Charter maintains an automated teller machine on leased property across the street from the main branch. Charter's new Riverside branch is located in approximately 2,200 square feet of leased office space at 4401 Northside Parkway in Atlanta. Improvements at Charter's Riverside branch include an automated teller machine, a one-lane drive through teller, night depository and vault and safe deposit facilities. Charter's Powers Ferry branch is located in a 3,700 square foot facility owned by Charter at 1920 Powers Ferry Road in Marietta. Improvements include a three lane drive-up window, drive-up automated teller machine, drive-up night depository and vault and safe deposit facilities.

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


         On November 17, 1997, a complaint was filed in the State Court of DeKalb County, Georgia by Elizabeth L. Carnegie and 25 additional plaintiffs against Merit and Mountain. The complaint alleged gross negligence and violation, conspiracy to violate and aiding and abetting the violation of the Georgia Racketeer Influenced and Corrupt Organizations (RICO) Act and sought actual damages in the amount of $3,357,600 plus punitive damages and, in respect of the RICO claims, treble damages. The plaintiffs alleged that Merit and Mountain assisted in the commission of securities fraud and other illegal acts by a former customer of Mountain through the customer's illegal use of certain bank accounts maintained at Mountain.

         In October 1998, the plaintiffs dismissed all claims against Merit. In addition, during the course of discovery, 11 of the plaintiffs dismissed their claims against Mountain. The remaining plaintiffs have reduced their claim for damages against Mountain to $540,000, plus interest, punitive damages and treble damages in respect of the RICO claims. The discovery period ended on February 1, 1999. Mountain denies any liability on these claims and intend to vigorously defend the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.


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



Fiscal Year Ended December 31, 1997           High Bid        Low Bid       Dividends
-----------------------------------           --------        -------       ---------
First Quarter .....................          $   13.25       $   11.00       $   .04
Second Quarter ....................              14.75           12.00           .04
Third Quarter .....................              16.50           14.00           .04
Fourth Quarter ....................          $   19.50       $   15.50           .05

Fiscal Year Ended December 31, 1998
-----------------------------------

First Quarter .....................          $   23.75       $   18.25       $   .05
Second Quarter ....................              24.25           19.63           .05
Third Quarter .....................              23.00           17.00           .05
Fourth Quarter ....................              19.50           17.38           .06


         As of March 19, 1999, Merit Common Stock was held of record by approximately 700 persons, representing approximately 1,100 beneficial holders. The payment and amount of future dividends on the Common Stock will depend on the Banks' earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company, including the ability of the Banks to pay dividends to the Company, the amount of which is subject to regulatory limitations.

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

         Charter is restricted in its ability to pay dividends under Georgia law and Georgia Banking Department regulations. Georgia state-chartered banks are prohibited from paying dividends unless they have combined paid-in capital and appropriated retained earnings of at least 20% of the bank's capital stock. Moreover, a bank must obtain the approval of the Georgia Banking Department to pay cash dividends if at the time of such payment (1) total classified assets exceed 80% of the bank's equity capital (which includes the aggregate par value of all common stock, paid in surplus, retained earnings, capital reserves and reserves for loan losses), or (2) the aggregate amount of dividends to be paid or anticipated to be paid during the calendar year exceeds 50% of the net after-tax profits of the bank for the previous calendar year, or (3) the ratio of equity capital (as defined above) to adjusted total assets is less than six percent (6%).


RECENT SALES OF UNREGISTERED SECURITIES

         On July 31, 1998, following the exercise of options to purchase Common Stock by J. Randall Carroll, the Company's Chairman and Chief Executive Officer, the Company issued 15,000 shares of Common Stock for a purchase price of $75,000. The issuance of these shares was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The securities were acquired for investment and with no view toward the resale or distribution thereof. The purchaser had a pre-existing relationship with the Company, the offer did not involve public solicitation, no commissions were paid and the stock certificate bears a restrictive legend.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                 At or for the Year Ended December 31,
                                               1998             1997            1996              1995             1994
                                            ------------------------------------------------------------------------------
($ thousands, except per share data)

Earnings

Interest income                             $   23,235       $   20,748       $   17,656       $   16,059       $   11,863
Interest expense                                 8,513            7,024            6,180            5,579            3,959
Net interest income                             14,722           13,724           11,476           10,480            7,904
Provision for loan losses                          222              188              645            1,054              604
Non-interest income                              1,550            1,449            1,268            1,701            1,145
Non-interest expense                             8,239            8,145            6,632            6,233            5,612
Net income                                       4,955            4,441            3,503            3,006            1,793
Net income per share (basic)                $     1.15       $     1.18       $     0.95       $     0.83       $     0.50
Net income per share (diluted)              $     1.03       $     0.96       $     0.81       $     0.70       $     0.48

Average Balances

Assets                                      $  291,787       $  248,610       $  217,514       $  191,230       $  163,107
Deposits                                       240,332          202,558          180,928          162,153          139,242
Loans, net                                     181,445          164,921          139,728          123,845          104,102
Earning assets                                 265,707          226,604          197,220          173,179          148,425
Shareholders' equity                            34,499           29,025           25,068           21,532           18,660

Balance Sheet Data

Assets                                      $  306,366       $  267,363       $  236,180       $  205,250       $  184,722
Deposits                                       254,614          220,284          192,697          173,064          159,157
Loans, net                                     188,327          179,184          157,916          130,674          115,708
Earning assets                                 272,818          240,985          212,356          182,239          163,735
Shareholders' equity                            37,313           32,066           26,800           23,312           19,374
Book value per share                        $     7.99       $     8.04       $     7.24       $     6.36       $     5.40
Dividends per share                         $     0.21       $     0.17       $     0.04

Shares outstanding                           4,672,616        3,989,033        3,704,102        3,665,055        3,587,888

Key Ratios

Return on average assets                          1.70%            1.79%            1.61%            1.57%            1.10%
Return on average shareholders' equity           14.36%           15.30%           13.97%           13.96%            9.61%
Shareholders' equity to total assets             12.18%           11.99%           11.35%           11.36%           10.49%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion sets forth the major factors which affected the Company's results of operations and financial condition. This discussion should be read in conjunction with the Selected Statistical Information and the Consolidated Financial Statements of the Company and the Notes thereto included herein.

OVERVIEW

         Net income for the year ended December 31, 1998 was $4,954,620, compared to $4,440,975 in 1997. Diluted earnings per share were $1.03 in 1998 and $.96 in 1997. The increase in 1998 net income resulted from a 7.3% increase in net interest income to $14,721,734 and an increase of 7.0% in non-interest income to $1,549,809, partially offset by an increase of 18.2% in the provision for loan losses to $222,500 and an increase of 1.2% in non-interest expense to $8,239,431.

         Total assets were $306,366,000 at December 31, 1998, 14.6% higher than total assets of $267,363,000 at the previous year end. Average total assets for the year 1998 were $291,787,000, compared to $248,610,000 in 1997. This 17.4%
increase in average total assets was primarily funded by an 18.6% increase, or $37,774,000, in average deposits over the prior year.

         Net income as a percentage of average total assets was 1.70% in 1998, compared to 1.79% in 1997 and net income as a percentage of average shareholders' equity was 14.36% in 1998 compared to 15.30% in 1997.

         In 1998, the Company paid a regular quarterly cash dividend of $.05 per share. Effective in January 1999, the quarterly dividend was increased to $.06 per share

RECENT DEVELOPMENT

         On March 19, 1999, the Company entered into a letter of intent to merge with Synovus Financial Corp. Synovus is a Columbus, Georgia based multi-financial services company with $10.5 billion in assets, owning 36 banks serving communities throughout Georgia, Alabama, Florida and South Carolina. The letter of intent contemplates that Merit shareholders will receive 1.0529 shares of Synovus common stock for each share of Merit common stock owned. Consummation of the transaction is subject to the negotiation of a definitive agreement and prior approval by federal and state regulatory authorities and Merit shareholders. The transaction is expected to be completed in the third quarter of 1999.

FINANCIAL CONDITION

Earning Assets

         Average earning assets in 1998 were $265,707,000, 17.3% above the $226,604,000 average in 1997. Average total loans of $181,445,000 in 1998 and $164,921,000 in 1997 represented 68.3% and 72.8% of average earning assets for the respective years. The average total loan growth of 10.0% during 1998 was accomplished while maintaining quality underwriting standards. At December 31, 1998, commercial loans composed 56.9% of outstanding loan balances versus 54.8% at the prior year end. Real estate related loans, which include construction and land development, commercial owner occupied, commercial income producing and mortgages, represented 37.7% of outstanding balances versus 38.8% at December 31, 1997. Consumer and installment related loans represented

5.4% of the loan portfolio at December 31, 1998 compared to 6.3% at the prior year-end. Most of the Company's business activity is with customers located within the Atlanta, Georgia metropolitan area. The Banks' only concentration of credit is for residential real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate market. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held-to-maturity and those available-for-sale. Investments held-to-maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 1998, this category totaled $2,020,000. Investments available-for-sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. This portfolio provides interest income and serves as a source of liquidity for the Company. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of related tax effects. At December 31, 1998, this category totaled $55,436,000, with an unrealized gain of $259,000, net of tax effect.

         At December 31, 1998, the investment securities held-to-maturity portfolio had net unrealized losses of $9,969, comprised of unrealized losses of $36,218 and unrealized gains of $26,249. At year-end 1997, the held-to-maturity portfolio had net unrealized losses of $48,818, representing unrealized losses of $69,241 and unrealized gains of $20,423. At December 31, 1998, the investment securities available-for-sale portfolio had net unrealized gains of $414,508, comprised of unrealized losses of $70,168 and unrealized gains of $484,676. At December 31, 1997, the available-for-sale portfolio had net unrealized gains of $362,106, comprised of unrealized losses of $26,790 and unrealized gains of $388,896.

         Average total investment securities increased $5,873,000 to $54,480,000 or 12.1% above the 1997 average of $48,607,000. The investment securities portfolio represented 20.5% of total average earning assets in 1998 and 21.5% in 1997. Proceeds from sales of investment securities available-for-sale, including mortgage-backed certificates during 1998 and 1997 were $18,446,000 and $21,890,000, respectively. During 1998, no gains or losses were realized on those sales. Net losses of $43,495 were realized on sales during 1997. As of December 31, 1998, $10,928,721 or 19.0% of the investment securities portfolio consisted of mortgage-backed securities whose maturities may be adversely affected by prepayments which tend to increase in a declining interest rate environment. Mortgage-backed securities represented 10.6% of the investment portfolio as of December 31, 1997.

         At December 31, 1998, the investment portfolio included two U.S. Government Agency investments which are defined as structured notes. Both are Federal Home Loan Bank ("FHLB") Floating Rate Notes with a total book value of $1,500,000. The first FHLB security, carried in the Company's held-to-maturity portfolio, was purchased August 4, 1993, maturing August 4, 2003, has a book value of $1,000,000 and on December 31, 1998, a market value of $963,782. The interest rate on this security was fixed for the first two years at 8%, then converted to a floating rate based on indexes of CMT and LIBOR. The second FHLB security, held in the Company's available-for-sale portfolio, was purchased October 18, 1993, maturing October 18, 2000, has a face value of $500,000 and on December 31, 1998, a market value of $504,575, with a floating rate based on LIBOR and the prime rate. These securities are rated AAA and have an implied guarantee of the U.S. Government and, therefore, no anticipated risk of loss of principal. Combined, these securities make up 2.6% of the investment portfolio.

            Investment securities with a carrying value of approximately $36,694,000 and $28,252,000 at December 31, 1998 and 1997, respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.

            Average federal funds sold were $29,782,000 in 1998, or 11.2% of average earning assets, compared to $13,024,000 in 1997 or 5.7% of average earning assets.

Liabilities

            Average interest-bearing liabilities rose 20.6% to $195,433,000 in 1998 from $162,086,000 in 1997. This growth is the result of a 20.6% increase in NOW, money market and savings accounts and a 24.8% increase in total time deposits.

            The aggregate average balance of NOW, money market and savings accounts was $85,714,000, 20.6% greater than the 1997 aggregate average balance of $71,072,000. The average balance of other time deposits increased 21.9% during 1998 to $62,256,000 from $51,074,000 in 1997. Average time deposits with balances over $100,000 increased 30.5% to $33,573,000 in 1998 from $25,723,000 in 1997. This category of deposits, as a percent of average interest-bearing liabilities, increased to 17.2% in 1998 from 15.9% in 1997.

            Interest-bearing deposits, including certificates of deposit, will continue to be the major source of funding for the Company. There is no specific emphasis placed on time deposits of $100,000 and over. During 1998, aggregate average balances of time deposits of $100,000 and over composed 14.0% of average total deposits compared to 12.7% for the prior year.

            Average non-interest bearing deposits were $58,789,000 in 1998 compared to $54,689,000 in 1997, reflecting growth of 7.5%. As a percentage of average total deposits, these deposits decreased slightly from 27.0% in 1997 to 24.5% in 1998.

            The Company maintains a funding program through which it sells investment securities from its portfolio to customers with an agreement to repurchase the securities at a specified future date, generally overnight. Interest is paid to the customers at a competitive market rate while the Company retains those moneys for funding earning assets. These funds are not deposits and are recorded as short-term borrowings. At December 31, 1998, securities sold under agreements to repurchase were $7,274,000 compared to $6,432,000 at December 31, 1997.


            Long-term debt at December 31, 1998 was $4,787,000 compared to $5,283,000 at December 31, 1997. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLBA") for the purpose of match funding specific longer term loans. Three new advances totaling $2,300,000 were obtained during 1997. There were no new advances in 1998. The average interest rate paid on this debt during 1998 and 1997 was 6.67% and 6.66%, respectively.

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

            The Company's loan to deposit ratio averaged 75.5% in 1998, compared to 81.4% in 1997. Management plans an average loan to deposit ratio in the range of 75% to 85% during 1999.

            At December 31, 1998, investment securities with a carrying value of $28,940,000 are scheduled to mature within the next five years. Of this amount, $9,032,000 is scheduled to mature within one year.

            The Company has short-term funding available for liquidity purposes through various federal funds lines of credit with other financial institutions and its membership in the FHLBA. Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 1998 and 1997, the Company had federal funds lines from other banks totaling $26,750,000 and $25,750,000, respectively. There were no amounts outstanding under these short-term commitments at December 31, 1998 and 1997.

            The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally re-price faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .80 and 1.2. At December 31, 1998, the Company had a gap ratio of 1.04 for the one-year period ending December 31, 1999. Thus, over the next twelve months, slightly more rate-sensitive assets will reprice than rate-sensitive liabilities.

            A 200 basis point decrease in interest rates spread evenly during 1999 is estimated to cause a decline in net interest income of 7.5% or $1,195,000 as compared to net interest income if interest rates were unchanged during 1999. This level of variation is within the Company's acceptable limits. The simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

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

Capital Resources

            The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

            Capital management is a continuous process. Since December 31, 1997, shareholders' equity has increased $5,246,864.

            At December 31, 1998, the Company's tier I capital ratio was 16.6% compared to 15.6% at December 31, 1997. At December 31, 1998, the Company's total risk based capital ratio was 17.8% compared to 16.9% at the prior year end. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4% for tier I capital and 8% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6% of tier I capital and 10% for total risk based capital.

            In January 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company could purchase up to 100,000 shares of its common stock in the open market at prevailing market prices and up to an additional 500,000 shares of its common stock directly from its shareholders. During 1998, the Company repurchased 100,000 shares of its common stock in the open market and 72,680 shares directly from shareholders under this program at a total cost of $3,791,868. In addition, 682,166 warrants to purchase common stock originally issued to Mountain's organizers in 1988 and 174,097 options to purchase common stock issued to the Company's officers were exercised during 1998.

            The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution

RESULTS OF OPERATIONS  1998 VS. 1997

Net Interest Income

            Net interest income rose 7.3%, or $998,163, from $13,723,570 in 1997 to $14,721,733 in 1998. This increase in net interest income can be attributed to growth in loans and investments partly offset by growth in time deposits and a decline in net interest margin. Of the $998,163 increase in net interest income in 1998 over 1997, approximately $1,520,000 was due to higher balances outstanding, offset by an approximate $522,000 decrease caused by lower yields on earning assets. During 1998, the net interest margin was 5.56% on average earning assets of $265,707,000. In 1997, the net interest margin was 6.06% on average earning assets of $226,604,000. The average yield on earning assets decreased 40 basis points to 8.76% in 1998 from 9.16% in 1997. The average rate paid on interest-bearing liabilities increased 3 basis points to 4.36% in 1998 from 4.33% in 1997. The decreased earning assets yield was primarily the result of the decrease in the prime rate and federal funds rates in 1998 and increased loan pricing competition. The rate paid on interest-bearing liabilities did not change substantially due to higher cost time deposits comprising a larger proportion of interest-bearing liabilities in 1998 compared to 1997.

            To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, the Company adjusts the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. The Company monitors federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments. The Company will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

Allowance for Loan Losses

            The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors.

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

            The provision for loan losses charged to operations in 1998 was $222,500, an 18.2% increase from the provision of $188,300 recorded in 1997. Net recoveries were $408,690 or .22% of average loans outstanding during 1998 as compared to net charge-offs of $304,672 or .18% of average loans outstanding during 1997. At December 31, 1998, the allowance for loan losses was $3,286,602 or 1.72% of loans outstanding as compared to $2,655,412 or 1.46% of loans outstanding at December 31, 1997.

            At December 31, 1998, the Company held one residential property in other real estate owned, in the amount of $187,587. Management anticipates an orderly disposition of this asset with no significant loss at sale. At December 31, 1998, the Company had aggregate non-accrual loans of $223,270, a decrease from $394,557 at the prior year end. The ratio of non-accrual loans to total loans was .12% at December 31, 1998 and .22% at December 31, 1997. At December 31, 1998, there was one loan totaling $12,500 past due 90 days or more and still accruing. At December 31, 1997 there were three loans totaling $81,838 past due 90 days or more and still accruing.

            Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") requires that losses on loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At December 31, 1998 and 1997, the Company held impaired loans as defined by SFAS 114 of approximately $622,000 and $518,000, respectively, for which specific allocations of approximately $72,000 and $35,000, respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $630,000 and $69,000 in 1998 and $617,000 and $51,000 in 1997.

Non-interest Income

            Non-interest income was $1,549,809 for the year ended December 31, 1998, compared to $1,448,801 for 1997, a 7.0% increase. This increase resulted primarily from increased other income which rose 31.7%, or $110,234, in 1998 compared to 1997. Included in other income is mutual fund fee income of $61,258 in 1998 compared to $53,103 in 1997. These fees are from brokerage services the Company provides its clients through a contractual third-party relationship with INVEST Financial Corporation. The Company entered into a cash value life insurance plan in January 1998 to provide death benefits for eligible officers and the Company, and pension benefits to eligible officers. The increase in cash value of this plan was $77,275 in 1998, recorded as other income. Fees on deposits remained basically unchanged in 1998 compared to 1997.

Non-interest Expense

            Non-interest expense increased 1.2%, or $94,451, to $8,239,430 during 1998 compared to 1997. Salaries and other personnel expense increased 11.9% in 1998 over 1997 to support the Company's continued growth.

            Occupancy and equipment expense increased 36.1%, or $400,629, over 1997, partly the result of Mountain opening a new branch in the Peachtree Corners area in Norcross, Georgia in the first quarter of 1998 and Charter relocating a branch to larger quarters in the second quarter of 1998.

            Legal fees decreased 34.2% in 1998 from 1997, as a result of a lawsuit settled in the second quarter of 1997.

            In the third quarter of 1997, management wrote-off unamortized goodwill of approximately $350,000 which had originated through the purchase of the charter and one branch office of a bank located in Gwinnett County, Georgia. Recent changes in Georgia state banking laws have liberalized a bank's ability to open new branches in other counties, thereby reducing the Gwinnett County charter's value to zero. In addition, the branch office acquired in the 1993 transaction was closed before year-end 1997 due to unprofitable activity. Therefore, an impairment loss under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was recognized for the amount of the remaining unamortized goodwill. Excluding this writeoff, total non-interest expense increased 5.7% in 1998 over 1997.

            Management continues to focus on improving non-interest fee income and controlling operating expenses. Management uses the following ratios as benchmarks to measure the effectiveness of its efforts in these areas. Net non-interest expense (defined as non-interest expense less non-interest income) as a percentage of average total assets decreased from 2.69% in 1997 to 2.29% in 1998. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 50.6% in 1998, compared to 53.7% in 1997. Both ratios signify improvement in 1998 over 1997.

Income Taxes

            At December 31, 1998, the Company's net deferred tax asset was $618,000. No valuation allowance was recorded for this asset since taxable income exists in the available carry-back periods in an amount which would ensure realization of the asset.

            In 1998, the Company recorded an income tax provision of $2,854,992, reflecting an effective tax rate of 36.6%. This compared with a provision of $2,398,116 in 1997 and a 35.0% effective tax rate.

RESULTS OF OPERATIONS  1997 VS. 1996

            Net income was $4,440,975 in 1997 compared to $3,503,292 in 1996.
Basic earnings per share was $1.18 in 1997 compared to $.95 in 1996 and diluted earnings per share was $.96 in 1997 and $.81 in 1996.

            The increase in net income for the year ended December 31, 1997, was attributable to a 19.6% increase in net interest income, or $2,247,817, a decrease of 70.8% in the provision for loan losses, or $456,000, an increase of 14.3% in non-interest income, or $181,020; offset by an increase in non-interest expense of 22.8%, or $1,512,843.

            Net interest income was $13,723,570 in 1997 and the net interest margin was 6.06% on average earning assets of $226,604,000. This compares with a net interest margin of 5.84% on average earning assets of $197,220,000 in 1996. The increase in the net interest margin was attributable to higher yields on earning assets, up 18 basis points, as the result of improved loan pricing, partly offset by lower rates on interest paying liabilities, down 2 basis points. The increase in net interest margin accounted for an increase of approximately $348,000 in net interest income. Higher volumes produced an increase of approximately $1,900,000 in net interest margin.

            Non-interest income was $1,448,801 in 1997, compared with $1,267,781 in 1996. This increase came from increased fees on deposits and service charges as a result of volume growth, offset by lower other income.

            Non-interest expense was $8,144,980 in 1997 versus $6,632,137 in 1996. This increase was attributable to the Company's overall growth and branch system expansion, which generated increases in salaries and other personnel costs, equipment and occupancy expenses, and other operating expenses.

            The provision for loan losses charged to operations was $188,300 in 1997 compared to $645,000 in 1996. The decrease in the provision was in response to management's assessment that its allowance for loan losses was greater than required to absorb future loan losses. Net charge-offs were $304,672 in 1997, representing .18% of average loans outstanding during the year, compared to $416,624 in 1996 or .30% of average loans outstanding during 1996. At December 31, 1997, the allowance for loan losses was $2,655,000, or 1.46% of loans outstanding, compared to $2,772,000, or 1.73% of loans outstanding at December 31, 1996.

            In 1997 the Company recorded an income tax provision of $2,398,000, reflecting an effective tax rate of 35.0%. This compares with a provision of $1,963,000 in 1996 reflecting a 35.9% effective tax rate.

YEAR 2000 READINESS

            The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches. Both Mountain and Charter have developed Year 2000 plans in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines to address the problem. Both banks conduct ongoing employee education on the issue and have identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the Year 2000 date change. Since the banks do not develop their own software, each has contacted the various third party software vendors it uses to obtain written documentation from them confirming Year 2000 compliance. All mission critical software has been inventoried and tested and most remediation has been completed at both banks. Each bank has tested its equipment for compliance; items found not in compliance have been remediated to be compliant. Hardware, software and systems will be retested if any changes are made to those systems after initial testing is complete.

            Both banks use third party service bureaus for core data processing. Charter's core data processing vendor has certified, after testing, that its application systems are Year 2000 compliant. Mountain currently uses a different service bureau but will convert its core systems in April 1999 to the same processor Charter uses. This conversion decision was based on expected efficiencies and improvements that would result from the banks using the same core processing system. The decision was not related to Year 2000 issues, other than insuring the new core processing system selected was Year 2000 compliant.

            Both banks have had legal counsel review their ACH and EFT contracts with customers for Year 2000 compliance. Counsel recommended improvements that have been implemented. Charter had an outside consultant review its Year 2000 project status and has implemented the consultant's recommendations. Mountain will have an independent review completed before June 30, 1999. The Company's Directors & Officers insurance policy has been reviewed by legal counsel for coverage of Year 2000 issues. This review indicated that the Company has coverage under this policy for Year 2000 related events.

            The banks have developed a communication and assessment plan for their customers. The banks have communicated the Year 2000 issue to both borrower and depositor clients by various methods. Each bank has contacted its key loan clients to determine their status and plans with respect to the Year 2000 issue and to determine the bank's exposure to any such customer's failure to remediate its own Year 2000 problems. This initial customer review is complete and follow-up reviews of key clients will be conducted regularly.

            The expected cost to the Company of the Year 2000 project is currently estimated at $60,000 for hardware and software upgrades, customer communications, testing and other items required to complete the plan. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the year ended December 31, 1998 were not material.

            The Company believes that its mission critical systems are compliant and its customers are aware of and are addressing their Year 2000 issues. However, in the Company's most reasonably likely worst case scenario, some portion of a mission critical system may not function properly or some borrowers may be unable to meet their loan commitments due to problems with their systems. In the event that a mission critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem. The Company will incur extra costs for salaries and for independent expert assistance. These costs are not expected to be material. Some of the Company's loan customers may experience financial difficulties if their mission critical systems are not compliant and do not perform properly. There can be no guarantee that customers will resolve their Year 2000 issues on a timely basis. Significant business interruptions or failures by key clients resulting from Year 2000 problems could have a material adverse effect on the Company.

            The banks have developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plans address, among other factors, each bank's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company intends to have in place by June 30, 1999, written procedures to manually perform every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed.

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


                                                      1998 Quarters                                    1997 Quarters
                                     -------------------------------------------       --------------------------------------------
                                     Fourth         Third      Second      First       Fourth        Third        Second      First
                                     -------------------------------------------       --------------------------------------------
Income from earning assets           $ 5,923       $5,946      $5,880      $5,486      $ 5,673       $ 5,307       $5,018     $4,750
Net interest income
      (taxable-equivalent)             3,773        3,784       3,684       3,544        3,699         3,501        3,395      3,166
Net interest income                    3,754        3,764       3,669       3,535        3,691         3,490        3,389      3,153
Provision for loan losses                  0           50          75          98          153          (265)         150        150
Noninterest income                       415          371         394         370          387           358          346        356
Other real estate owned expense          (18)          25           7           6           (4)            0            8          4
Other noninterest expense              2,070        2,111       2,059       1,979        1,941         2,304        1,963      1,929
Income before taxes                    2,116        1,949       1,922       1,823        1,988         1,810        1,615      1,427
Net income                             1,343        1,238       1,220       1,154        1,285         1,173        1,050        933
Earnings per
      common share - basic               .29          .27         .30         .29          .33           .32          .28        .25
      common share - diluted             .28          .26         .26         .24          .27           .25          .23        .21
Dividends per common share               .06          .05         .05         .05          .05           .04          .04        .04

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


            The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .80 and 1.2. At December 31, 1998, the Company had a gap ratio of 1.04 for the one-year period ending December 31, 1999. Thus, over the next twelve months, slightly more rate-sensitive assets will reprice than rate-sensitive liabilities.

            A 200 basis point decrease in interest rates spread evenly during 1999 is estimated to cause a decline in net interest income of 7.5% or $1,195,000 as compared to net interest income if interest rates were unchanged during 1999. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The following financial statements are filed with this report:

                Report of Independent Accountants

                Consolidated Balance Sheets as of December 31, 1998 and 1997

                Consolidated Statements of Income for the years ended
                  December 31, 1998, 1997  and 1996

                Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended December 31,
                  1998, 1997 and 1996

                Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996

                Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


January 26, 1999

To the Board of Directors and
Shareholders of Merit Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Merit Holding Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

MERIT HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     December 31,
                                                                1998              1997
Assets
Cash and due from banks                                    $  21,592,764     $  17,585,760
Federal funds sold and other short-term investments           24,697,148        14,293,899
Investment securities (Note 4)
   Held-to-maturity at cost (market value of
     $2,009,800 and $1,472,473 at December 31, 1998
     and 1997, respectively)                                   2,019,769         1,521,291
   Available-for-sale at market                               55,435,946        44,353,709
Federal Reserve Bank stock                                       299,850           299,850
Federal Home Loan Bank stock                                   1,331,700         1,331,700
The Bankers Bank stock                                           707,000                --
Loans, less allowance for loan losses of $3,286,602
   and $2,655,412 at December 31, 1998 and 1997,
   respectively (Note 5)                                     188,326,955       179,184,439
Premises and equipment, net (Note 6)                           5,103,163         5,529,319
Other real estate owned                                          187,587           209,570
Accrued interest receivable and other assets                   6,664,552         3,053,342
                                                           -------------     -------------
        Total assets                                       $ 306,366,434     $ 267,362,879
                                                           =============     =============

Liabilities and Shareholders' Equity
Deposits (Note 7)
   Demand                                                  $  71,527,979     $  61,672,902
   Checking with interest                                     42,027,075        31,403,603
   Money-market accounts                                      42,214,042        40,876,193
   Savings                                                     3,337,770         2,695,770
   Time, $100,000 and over                                    34,193,322        26,218,536
   Other time                                                 61,313,792        57,416,727
                                                           -------------     -------------
                                                             254,613,980       220,283,731

Short-term borrowings (Note 8)                                 7,274,034         6,431,752
Long-term debt (Note 8)                                        4,786,938         5,282,847
Accrued interest payable and other liabilities                 2,378,790         3,298,721
                                                           -------------     -------------
        Total liabilities                                    269,053,742       235,297,051
                                                           -------------     -------------

Commitments and contingencies (Note 13)

Shareholders' equity (Note 10)
   Common stock, $2.50 par value; 10,000,000
     shares authorized; 4,846,496 and 3,990,233 issued;
     4,672,616 and 3,989,033 outstanding at
     December 31, 1998 and 1997, respectively                 12,116,240         9,975,583
   Paid-in capital                                            11,609,162         8,777,179
   Retained earnings                                          17,142,460        13,110,971
   Accumulated other comprehensive income                        259,108           224,505
   Treasury stock, 173,880 and 1,200 shares, at cost at
     December 31, 1998 and 1997, respectively                 (3,814,278)          (22,410)
                                                           -------------     -------------
        Total shareholders' equity                            37,312,692        32,065,828
                                                           -------------     -------------
        Total liabilities and shareholders' equity         $ 306,366,434     $ 267,362,879
                                                           =============     =============





The accompanying notes are an integral part of these consolidated financial statements.
                                      -38-

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                   For the year ended December 31,
                                                               1998             1997             1996
Interest and dividend income
   Interest and fees on loans (Note 2)                    $ 18,274,168     $ 16,902,123     $ 14,135,633
   Interest on securities                                    3,250,360        3,013,084        2,659,263
   Interest on federal funds sold and other
     short-term investments                                  1,593,175          720,900          775,797
   Interest on time deposits with other
     institutions                                                   --            3,831            9,928
   Dividends on Federal Reserve Bank stock                      17,991           17,991           17,991
   Dividends on Federal Home Loan Bank stock                    99,232           90,066           57,771
                                                          ------------     ------------     ------------
       Total interest and dividend income                   23,234,926       20,747,995       17,656,383
                                                          ------------     ------------     ------------
   Interest expense on deposits                              7,761,545        6,266,716        5,730,931
   Interest expense on long-term debt                          335,755          299,714          196,787
   Interest expense on short-term borrowings                   415,892          457,995          252,912
                                                          ------------     ------------     ------------
       Total interest expense                                8,513,192        7,024,425        6,180,630
                                                          ------------     ------------     ------------
   Net interest income                                      14,721,734       13,723,570       11,475,753

   Provision for loan losses (Notes 2 and 5)                   222,500          188,300          645,000
                                                          ------------     ------------     ------------
   Net interest income after provision for loan losses      14,499,234       13,535,270       10,830,753
                                                          ------------     ------------     ------------
   Non-interest income
     Service charges and fees on deposits                    1,081,644        1,082,891          805,437
     Gain on sale of SBA loans                                  10,699           18,678            3,409
     Other income                                              457,466          347,232          458,935
                                                          ------------     ------------     ------------
       Total non-interest income                             1,549,809        1,448,801        1,267,781
                                                          ------------     ------------     ------------
   Non-interest expense
     Salaries and other personnel                            4,387,252        3,919,086        3,416,451
     Occupancy and equipment                                 1,510,178        1,109,549          946,891
     Advertising and marketing                                 133,750          129,279          127,646
     FDIC insurance premiums                                    30,658           22,114           49,341
     Legal fees                                                187,219          284,349          264,420
     Data processing fees                                      185,322          179,999          139,227
     Loss on sales of securities, net                               --           43,495               --
     Other operating                                         1,805,052        2,457,109        1,688,161
                                                          ------------     ------------     ------------
       Total non-interest expense                            8,239,431        8,144,980        6,632,137
                                                          ------------     ------------     ------------
   Income before income taxes                                7,809,612        6,839,091        5,466,397

   Provision for income taxes (Notes 2 and 9)                2,854,992        2,398,116        1,963,105
                                                          ------------     ------------     ------------

   Net income                                             $  4,954,620     $  4,440,975     $  3,503,292
                                                          ============     ============     ============

Other comprehensive income, before tax
   Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising
       during the period                                  $     54,926     $     53,256     $   (170,603)
     Plus:  reclassification adjustment for losses
       included in net income                                       --           43,495               --
                                                          ------------     ------------     ------------
Other comprehensive income, before tax                          54,926           96,751         (170,603)
Income tax (expense) benefit related to items
   of other comprehensive income                               (20,323)         (35,798)          63,123
                                                          ------------     ------------     ------------

Other comprehensive income, net of tax                    $     34,603     $     60,953     $   (107,480)
                                                          ============     ============     ============

Comprehensive income                                      $  4,989,223     $  4,501,928     $  3,395,812
                                                          ============     ============     ============

Basic earnings per share                                  $       1.15     $       1.18     $        .95
                                                          ============     ============     ============

Diluted earnings per share                                $       1.03     $        .96     $        .81
                                                          ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                               Common Stock
                                              -----------------------------------------------                     Accumulated
                                                    Number                                                           Other
                                                  of Shares                       Paid-in        Retained        Comprehensive
                                                 Outstanding     Par Value        Capital        Earnings           Income

Balance at December 31, 1995                       3,807,815     $ 9,519,537     $ 8,302,438     $ 5,958,990        $    271,032

Exercise of options and warrants                      39,047          97,618         142,766

Retirement of treasury stock                        (142,760)       (356,900)       (383,580)

Dividend declared                                                                                   (148,165)

Unrealized loss on available-for-sale
   securities, net of tax                                                                                               (107,480)

Net income                                                                                         3,503,292
                                                 -----------     -----------     -----------     -----------        ------------
Balance at December 31, 1996                       3,704,102       9,260,255       8,061,624       9,314,117             163,552

Exercise of options and warrants                     286,131         715,328         715,555

Treasury stock purchased                              (1,200)

Dividends declared                                                                                  (644,121)

Unrealized gain on available-for-sale
    securities, net of tax                                                                                                60,953

Net income                                                                                         4,440,975
                                                 -----------     -----------     -----------     -----------        ------------

Balance at December 31, 1997                       3,989,033       9,975,583       8,777,179      13,110,971             224,505

Exercise of options and warrants                     856,263       2,140,657       2,831,983

Treasury stock purchased                            (172,680)

Dividends declared                                                                                  (923,131)

Unrealized gain on available-for-sale
   securities, net of tax                                                                                                 34,603

Net income                                                                                         4,954,620
                                                 -----------     -----------     -----------     -----------        ------------

Balance at December 31, 1998                       4,672,616     $12,116,240     $11,609,162     $17,142,460        $    259,108
                                                 ===========     ===========     ===========     ===========        ============


                                                 Treasury
                                                   Stock           Total

Balance at December 31, 1995                     $  (740,480)    $23,311,517

Exercise of options and warrants                                     240,384

Retirement of treasury stock                         740,480               -

Dividend declared                                                   (148,165)

Unrealized loss on available-for-sale
   securities, net of tax                                           (107,480)

Net income                                                         3,503,292
                                                 -----------     -----------
Balance at December 31, 1996                               -      26,799,548

Exercise of options and warrants                                   1,430,883

Treasury stock purchased                             (22,410)        (22,410)

Dividends declared                                                  (644,121)

Unrealized gain on available-for-sale
    securities, net of tax                                            60,953

Net income                                                         4,440,975
                                                 -----------     -----------

Balance at December 31, 1997                         (22,410)     32,065,828

Exercise of options and warrants                                   4,972,640

Treasury stock purchased                          (3,791,868)     (3,791,868)

Dividends declared                                                  (923,131)

Unrealized gain on available-for-sale
   securities, net of tax                                             34,603

Net income                                                         4,954,620
                                                 -----------     -----------

Balance at December 31, 1998                     $(3,814,278)    $37,312,692
                                                 -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              For the year ended December 31,
                                                                           1998             1997             1996
Cash flows from operating activities
   Net income                                                         $  4,954,620     $  4,440,975     $  3,503,292
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                       593,234          908,807          453,919
       Net amortization of premiums and discounts on securities            (21,103)        (110,002)          57,519
       Provision for loan losses                                           222,500          188,300          645,000
       Loss on sales of securities, net                                         --           43,495               --
       Gain on sale of SBA loans                                           (10,699)         (18,678)          (3,409)
       Loss (gain) on sale of other real estate                                822           (6,459)          (6,904)
       Decrease (increase) in interest receivable                           54,988         (303,708)        (166,286)
       (Decrease) increase in interest payable                            (349,679)         583,061          (10,850)
       (Increase) decrease in prepaid expenses and other assets         (3,196,842)         196,441       (1,242,259)
       (Decrease) increase in accrued expenses and
          other liabilities                                               (651,420)         745,402         (109,057)
                                                                      ------------     ------------     ------------
          Net cash provided by operating activities                      1,596,421        6,667,634        3,120,965
                                                                      ------------     ------------     ------------

Cash flows from investing activities
   Purchases of held-to-maturity securities                               (500,000)              --         (100,410)
   Proceeds from maturities of held-to-maturity securities                      --          235,000          180,250
   Purchases of available-for-sale securities (including
     mortgage-backed securities)                                       (68,268,121)     (42,384,369)     (12,706,762)
   Proceeds from sales of available-for-sale securities
     (including mortgage-backed securities)                             18,445,912       21,890,304        2,011,107
   Proceeds from maturities of available-for-sale securities            38,815,000       19,788,462        4,000,000
   Proceeds from maturities of time deposits with
     other financial institutions                                               --          100,000          103,750
   Purchases of Federal Home Loan Bank stock                                    --         (290,100)        (346,300)
   Purchases of The Bankers Bank stock                                    (707,000)              --               --
   Proceeds from sale of other real estate                                 238,827          338,170          712,083
   Loans made to customers, net                                         (9,365,016)     (21,438,097)     (27,883,261)
   Proceeds from sale of premises and equipment                            336,200               --               --
   Capital expenditures, net of retirements                               (503,278)        (396,715)      (1,483,372)
                                                                      ------------     ------------     ------------
          Net cash used in investing activities                        (21,507,476)     (22,157,345)     (35,512,915)
                                                                      ------------     ------------     ------------

Cash flows from financing activities
   Proceeds (repayments) from short-term borrowings, net                   842,282       (5,105,796)       7,039,993
   Proceeds from long-term debt                                                 --        2,300,000          969,890
   Repayment of long-term debt                                            (495,909)        (280,839)        (189,920)
   Net increase in deposits                                             34,330,249       27,586,969       19,633,221
   Proceeds from exercise of stock options/warrants                      4,277,640        1,430,883          240,384
   Dividends paid                                                         (841,086)        (593,982)              --
   Purchase of treasury stock                                           (3,791,868)         (22,410)              --
                                                                      ------------     ------------     ------------
          Net cash provided by financing activities                     34,321,308       25,314,825       27,693,568
                                                                      ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                    14,410,253        9,825,114       (4,698,382)

Cash and cash equivalents at beginning of period                        31,879,659       22,054,545       26,752,927
                                                                      ------------     ------------     ------------
Cash and cash equivalents at end of period                            $ 46,289,912     $ 31,879,659     $ 22,054,545
                                                                      ============     ============     ============

Supplemental data
   Interest paid                                                      $  8,868,640     $  6,440,444     $  6,192,409
                                                                      ============     ============     ============

   Income taxes paid                                                  $  3,531,035     $  1,861,000     $  2,670,000
                                                                      ============     ============     ============

   Transfer from loans to real estate acquired through foreclosure    $         --     $    234,000     $         --
                                                                      ============     ============     ============

   Tax benefit from exercise of stock options                         $    695,000     $         --     $         --
                                                                      ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF THE BUSINESS

         Merit Holding Corporation (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, Mountain National Bank ("Mountain"), located in Tucker, Georgia, and Charter Bank & Trust Co. ("Charter"), located in Marietta, Georgia (collectively, the "Banks"). With a focus on community banking, the Banks offer banking and related financial services to commercial and consumer customers throughout metropolitan Atlanta.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Banks. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         CASH AND CASH EQUIVALENTS
         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and other short-term investments.

         INVESTMENT AND MORTGAGE-BACKED SECURITIES
         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires the Company to segregate its investment securities portfolio into securities held-to-maturity and those available-for-sale. Investments in debt securities for which management has both the ability and intent to hold to maturity are carried at amortized cost. Investments in debt securities which management believes may be sold prior to maturity in connection with changes in interest rates, prepayment risk, changes in the Company's liquidity or other similar factors are classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of associated tax effects. Gains and losses on the sale of securities are recognized on the specific identification method.

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

         The Company follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which requires that losses, if any, on certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         The success of the Banks is largely dependent on the general economic conditions in the Atlanta metropolitan area. Estimates, appraisals and evaluations of loans are critical to the financial statements. Accordingly, changes in such estimates, appraisals and evaluations might be required because of changing economic conditions and the economic prospects of borrowers.

         OTHER REAL ESTATE OWNED
         Other real estate acquired as a result of foreclosure is initially recorded at fair market value less estimated selling costs. Costs associated with improving the property are capitalized to the extent fair market value is not exceeded. Costs of owning other real estate are expensed as incurred by the Banks.

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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         ADVERTISING
         Advertising costs are expensed as incurred.

         ESTIMATED FAIR VALUES
         In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), the Company discloses current market value information related to certain assets and liabilities, both on- and off-balance sheet. The estimated fair values of the Banks' financial instruments are detailed in Note 12.

         TRANSFERS AND SERVICING OF FINANCIAL ASSETS
         The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which prescribes accounting standards to be followed when the Company transfers control over financial assets to third parties. The adoption of SFAS 125 did not have a significant impact on the Company's results of operations or its financial position.

         NET INCOME PER SHARE
         Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the year. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculations in the respective years presented. However, the weighted-average number of shares outstanding used in computing basic and diluted earnings per share are as follows:

                                               1998        1997        1996

            Basic earnings per share        4,319,216   3,769,381   3,696,131

            Dilutive options and warrants     490,536     874,966     622,873
                                            ---------   ---------   ---------

            Diluted earnings per share      4,809,752   4,644,347   4,319,004
                                            =========   =========   =========


         Options to purchase 24,500 shares of common stock at $19.50 per share were granted at December 31, 1997, but were not included in the computation of diluted EPS for 1998 because the options' exercise price was greater than the average market price of the common shares. At December 31, 1998, 23,975 of these options, which expire on December 31, 2007, were still outstanding.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         COMPREHENSIVE INCOME
         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. The Company has displayed the components of comprehensive income in the accompanying consolidated statements of income. Comprehensive income for the years ended December 31, 1997 and 1996 have been presented to provide comparable information to the year ended December 31, 1998.

         SEGMENT INFORMATION
         Mountain and Charter both provide community banking services. The Banks are subject to substantially the same regulatory requirements and their customers share similar characteristics. Accordingly, the Banks operate in one business segment.

         RECENTLY ISSUED ACCOUNTING STANDARDS
         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, management anticipates the adoption of SFAS 133 will not have a significant impact on the Company's results of operations or its financial position.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998 (January 1, 1999 for the Company). SFAS 134 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Management anticipates the adoption of SFAS 134 will not have a significant impact on the Company's results of operations or its financial position.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       CASH AND DUE FROM BANKS

         The Banks are required to maintain average reserve balances through deposits with the Federal Reserve Bank or other banks. The Banks' requirement for reserves at December 31, 1998 and 1997 was approximately $2,639,000 and $1,955,000, respectively.


4.       INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED CERTIFICATES)

         The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1998 and 1997 are presented below:

                                                               1998
                                                        GROSS        GROSS        ESTIMATED
                                         AMORTIZED    UNREALIZED   UNREALIZED       MARKET
                                            COST        GAINS        LOSSES         VALUE

            U.S Government Agencies     $1,000,000     $    --     $   36,218     $  963,782
            Tax exempt bonds             1,019,769      26,249             --      1,046,018
                                        ----------     -------     ----------     ----------

                                        $2,019,769     $26,249     $   36,218     $2,009,800
                                        ----------     -------     ----------     ----------

                                                                1997
                                                        GROSS        GROSS        ESTIMATED
                                         AMORTIZED    UNREALIZED   UNREALIZED       MARKET
                                            COST        GAINS        LOSSES         VALUE
            U.S Government Agencies     $1,000,000     $    --     $   69,241     $  930,759
            Tax exempt bonds               521,291      20,423             --        541,714
                                        ----------     -------     ----------     ----------
                                        $1,521,291     $20,423     $   69,241     $1,472,473
                                        ----------     -------     ----------     ----------

         The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1998 by contractual maturity are shown below:

                                                                       ESTIMATED
                                                        AMORTIZED        MARKET
                                                           COST          VALUE
            Due after one year through five years      $1,219,442     $1,195,646
            Due after five years through ten years        700,000        711,047
            Due after ten years                           100,327        103,107
                                                       ----------     ----------
                                                       $2,019,769     $2,009,800
                                                       ----------     ----------

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The amortized cost and estimated market value for securities available-for-sale (including mortgage-backed certificates) at December 31, 1998 and 1997 are presented below:

                                                                      1998
                                                               GROSS         GROSS        ESTIMATED
                                                AMORTIZED   UNREALIZED    UNREALIZED        MARKET
                                                  COST         GAINS        LOSSES          VALUE
            U.S. Treasuries                   $ 6,510,685    $145,721     $       --    $ 6,656,406
            U.S. Government Agencies           34,947,922     308,930         19,688     35,237,164
            Tax exempt bonds                    2,604,527      11,611          2,483      2,613,655
            Mortgage-backed certificates       10,958,304      18,414         47,997     10,928,721
                                              -----------    --------    -----------    -----------
                                              $55,021,438    $484,676     $   70,168    $55,435,946
                                              ===========    ========     ==========    ===========

                                                                      1997
                                                               GROSS         GROSS        ESTIMATED
                                                AMORTIZED   UNREALIZED    UNREALIZED        MARKET
                                                  COST         GAINS        LOSSES          VALUE
            U.S. Treasuries                   $11,498,173    $ 97,452     $       --    $11,595,625
            U.S. Government Agencies           27,638,481     256,142         13,818     27,880,805
            Mortgage-backed certificates        4,854,949      35,302         12,972      4,877,279
                                              -----------     -------     ----------     ----------

                                              $43,991,603    $388,896     $   26,790    $44,353,709
                                              ===========    ========     ==========    ===========

         The amortized cost and estimated market value of investment securities available-for-sale at December 31, 1998 by contractual maturity are shown below:

                                                        Amortized        Market
                                                           Cost           Value
            Due in one year or less                    $ 9,002,987     $ 9,032,030
            Due after one year through five years       18,504,883      18,688,624
            Due after five years through ten years      13,450,737      13,667,915
            Due after ten years                          3,104,527       3,118,656
                                                       -----------     -----------
                                                        44,063,134      44,507,225
            Mortgage-backed certificates                10,958,304      10,928,721
                                                       -----------     -----------
                                                       $55,021,438     $55,435,946
                                                       ===========     ===========

         The scheduled maturities for mortgage-backed certificates are not disclosed because their expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties. Proceeds from sales of investment securities available-for-sale, including mortgage-backed certificates, during 1998 and 1997 were $18,445,912 and $21,890,304, respectively. During 1998, no gains or losses were realized on those sales. Net losses of $43,495 were realized on sales during 1997. There were no sales of investment securities during 1996; however, proceeds from paydowns of mortgage-backed certificates were $2,011,107.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Investment securities with a carrying value of approximately $36,694,137 and $28,251,727 at December 31, 1998 and 1997,
         respectively, were pledged to secure deposits of public funds, securities sold under agreements to repurchase and certain other deposits as provided by law.

5.       LOANS

         The composition of the loan portfolio at December 31, 1998 and 1997 is presented below:

                                                          1998               1997

            Commercial                              $ 108,954,191      $  99,746,972
            Real estate - construction and land
              development                              41,955,361         39,974,467
            Real estate - mortgage                     30,289,402         30,619,969
            Installment and other consumer             10,414,603         11,490,743
            Farm land                                          --              7,700
                                                    -------------      -------------
                                                      191,613,557        181,839,851
            Less:  Allowance for loan losses           (3,286,602)        (2,655,412)
                                                    -------------      -------------
                                                    $ 188,326,955      $ 179,184,439
                                                    =============      =============

         Activity in the allowance for loan losses for the three years ended December 31, 1998 is presented below:

                                              1998             1997             1996
            Beginning balance             $ 2,655,412      $ 2,771,784      $ 2,543,408
            Provision for loan losses         222,500          188,300          645,000
            Recoveries                        731,633          188,287          162,203
            Charge-offs                      (322,943)        (492,959)        (578,827)
                                          -----------      -----------      -----------
            Ending balance                $ 3,286,602      $ 2,655,412      $ 2,771,784
                                          ===========      ===========      ===========

         At December 31, 1998, 1997 and 1996, the Banks had aggregate non-accrual or reduced rate loans of $223,270, $394,557 and $1,062,206, respectively. If interest on these loans had been accrued throughout the year, income on these loans would have been increased by approximately $16,633 in 1998, $74,163 in 1997 and $158,000 in 1996.
         Additionally, at December 31, 1998 and 1997, the Banks held impaired loans as defined by SFAS 114 of approximately $622,000 and $518,000, respectively, for which specific allocations of approximately $72,000 and $35,000, respectively, have been established within the allowance for loan losses. The average recorded investment and related interest income recognized on these loans were approximately $630,000 and $69,000 in 1998, respectively, and $617,000 and $51,000, respectively, in 1997.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.       PREMISES AND EQUIPMENT

         At December 31, 1998 and 1997, premises and equipment balances are as follows:

                                                    Useful
                                                     Lives             1998            1997
            Land                                                   $ 1,012,580     $ 1,098,580
            Bank buildings                        30-40 years        4,004,739       4,458,799
            Equipment, furniture and fixtures      3-10 years        3,144,264       2,657,058
                                                                   -----------     -----------
                                                                     8,161,583       8,214,437
            Less:  Accumulated depreciation                         (3,058,420)     (2,685,118)
                                                                   -----------     -----------
                                                                   $ 5,103,163     $ 5,529,319
                                                                   ===========     ===========


7.       DEPOSITS

         The maturities of the Banks' time deposits at December 31, 1998 are as follows:

                1999                                         $ 76,799,102
                2000                                            4,224,722
                2001                                            3,581,937
                2002                                            5,153,571
                2003                                            5,747,782
                Thereafter                                              -
                                                             ------------
                                                             $ 95,507,114
                                                             ============



8.       BORROWINGS

         The Banks utilize short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions ($7,274,034 and $6,431,752 at December 31, 1998 and 1997, respectively). At December 31, 1998 and 1997, the Banks have federal funds lines from other banks totaling $26,750,000 and $25,750,000, respectively. There were no amounts outstanding under these short-term commitments at December 31, 1998 and 1997. Additionally, during December 1996, the Banks entered into $4,000,000 of short-term fixed rate advances with an average interest rate of 5.75% from the Federal Home Loan Bank of Atlanta (the "FHLBA"). The advances were repaid in 1997.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Banks had outstanding long-term fixed rate advances from the FHLBA of $4,786,938 and $5,282,847 at December 31, 1998 and 1997,
         respectively. The average interest rate paid on the long-term advances during 1998 and 1997 was 6.67% and 6.66%, respectively. All the advances are collateralized by certain 1-4 family residential properties and investment securities as required by the FHLBA. At December 31, 1998, aggregate principal maturities of the advances are as follows:

              1999                                   $  672,766
              2000                                    1,887,797
              2001                                            -
              2002                                      640,000
              2003                                            -
              Thereafter                              1,586,375
                                                     ----------
                                                     $4,786,938
                                                     ==========


9.       INCOME TAXES

         The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 were as follows:



                                         1998           1997           1996
            Federal:
              Current                $2,553,480     $2,241,514     $1,825,962
              Deferred provision          2,667         41,148          7,611
                                     ----------     ----------     ----------
                                      2,556,147      2,282,662      1,833,573
            State:
              Current                   298,549        110,882        128,959
              Deferred provision            296          4,572            573
                                     ----------     ----------     ----------
                                     $2,854,992     $2,398,116     $1,963,105
                                     ==========     ==========     ==========

         The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:



                                                                   Year Ended December 31,
                                                           1998              1997              1996

            Income before income taxes                 $ 7,809,612       $ 6,839,091       $ 5,466,397
                                                       ===========       ===========       ===========
            Federal income taxes at statutory rate     $ 2,655,268       $ 2,325,591       $ 1,858,575
            State tax                                      197,238           115,454            85,491
            Nondeductible expenses                          64,143            37,584            36,216
            Interest on tax exempt securities              (59,354)          (34,834)          (16,470)
            Other                                           (2,303)          (45,679)             (707)
                                                       -----------       -----------       -----------
              Income tax expense                       $ 2,854,992       $ 2,398,116       $ 1,963,105
                                                       ===========       ===========       ===========
            Effective income tax rate                           37%               35%               36%

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Significant components of the Company's deferred tax assets and liabilities included in other assets and other liabilities in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, were as follows:

                                                                      1998         1997

            Deferred tax liabilities
              Premises and equipment                               $ 56,858     $ 52,791
              Discount on investment securities                      78,255       88,469
              Accrual to cash conversion                                 --       23,283
              Unrealized gain on securities available-for-sale      156,922      137,601
                                                                   --------     --------
               Total deferred tax liabilities                       292,035      302,144
                                                                   --------     --------
            Deferred tax assets
              Allowance for loan losses                             811,531      799,995
              Gain on SBA loans                                      16,265       20,309
              Loan fees, net                                         78,937       71,552
              Non-accrual loans                                       3,534       23,889
              Other                                                      --       26,915
                                                                   --------     --------
               Total deferred tax assets                            910,267      942,660
                                                                   --------     --------
                 Net deferred tax assets                           $618,232     $640,516
                                                                   ========     ========

10.      SHAREHOLDERS' EQUITY

         In connection with Mountain's formation and initial offering, transferable warrants were issued to Mountain's organizers. The warrants, which were assumed by the Company, allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering and are exercisable for ten years from the date of opening of Mountain (August 1988) at the initial offering price of $5.00 per share. At December 31, 1997, 714,599 warrants were outstanding. Prior to their expiration date of August 2, 1998, 682,166 of these warrants were exercised. The remaining warrants expired.

         In connection with the merger, the Company also assumed Charter's options for 109,037 shares. These options were granted at prices ranging from $3.52 to $4.66 per share. All of the options were declared fully vested in August 1995. During 1996, 1,610 of the options were exercised at $4.66 per share. During 1997, 8,531 of the options were exercised at various prices ranging from $3.52 to $4.66 per share. During 1998, 7,436 of the options were exercised at various prices ranging from $3.73 to $4.66 per share. At December 31, 1998, 91,460 of the Charter options are outstanding.

         The Company has an Incentive Stock Option Plan (the "Plan") under which 350,000 shares have been reserved. Options are granted at the average market price, as defined in the Plan, on the date of grant. Options vest in accordance with a schedule as determined by the Board of Directors at each grant date. The options expire no later than ten years from the date of grant. All options granted prior to January 1, 1996 are fully vested.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         A summary of stock option activity in the Plan is as follows:

                                                                       Option price
                                                     Shares             per share

            Outstanding at December 31, 1995          94,900         $5.00 to $10.25
              Granted                                 24,000         $         11.75
              Exercised                               (5,000)        $          5.00
              Expired                                   (650)        $         10.25
                                                    --------         ---------------

            Outstanding at December 31, 1996         113,250         $5.00 to $11.75
              Granted                                 24,500         $         19.50
              Exercised                              (10,800)        $          5.00
              Exercised                               (1,600)        $         10.25
              Expired                                   (250)        $         10.25
              Expired                                 (1,700)        $         11.75
                                                    --------         ---------------

            Outstanding at December 31, 1997         123,400         $5.00 to $19.50
              Granted                                 49,200         $         18.50
              Exercised                                 (350)        $         10.25
              Exercised                                 (112)        $         11.75
              Exercised                              (51,200)        $          5.00
              Expired                                   (338)        $         11.75
              Expired                                   (525)        $         19.50
                                                    --------         ---------------
            Outstanding at December 31, 1998         120,075         $5.08 to $19.50
                                                    ========

         As of December 31, 1998, there were 160,863 options available for grant and 41,450 options are exercisable under the Plan.

         From 1990 through 1998 and pursuant to a stock bonus arrangement, the Board of Directors granted to the president of Mountain stock options to purchase 100,000 shares of the Company's common stock at $5.00 per share. All 100,000 options under this arrangement were exercised during 1998. Under another arrangement, the president of Mountain had options to purchase an additional 15,000 shares of stock at $5.00 per share. During 1998, all options under this arrangement were exercised. The exercise of the 115,000 options gave rise to an income tax benefit of $695,000 to the Company. This benefit has been reflected as an addition to paid-in capital in the accompanying consolidated balance sheet as of December 31, 1998.

         The Company accounts for employee stock options using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, no compensation cost has been recognized in 1996, 1997 or 1998. Additionally, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is required to disclose fair value information about its stock-based employee compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced.

         In order to estimate compensation cost, the Black-Scholes model was employed using the following assumptions:

                                                   1998        1997         1996
         Dividend yield                             1.07%       0.82%       0.30%
         Expected life                            7 years     6 years     6 years
         Expected volatility                       49.67%      34.93%      30.00%
         Risk-free interest rate                    4.90%       5.77%       5.45%
         Weighted-average fair values of
            options granted                       $10.20       $6.30       $5.82


         The following table sets forth the effect on net income and diluted earnings per share:

                                                  1998          1997          1996

         Net income            As reported     $ 4,954,620   $ 4,440,975   $ 3,503,292
                               Pro forma       $ 4,903,751   $ 4,425,008   $ 3,452,070

         Diluted earnings      As reported          $ 1.03        $ 0.96        $ 0.81
            per share          Pro forma            $ 1.02        $ 0.96        $ 0.80



11.      PROFIT SHARING PLAN

         Effective December 31, 1996, the Company adopted a 401(k) Savings Plan for all employees 21 years of age or older who are currently employed with more than one year of eligible service as defined. Under the plan provisions, employees may contribute up to the legal contribution limit. The Company's matching contribution is equal to 100% of the employee's contribution, up to 3% of the employee's annual compensation. The Company's 1998 and 1997 matching contributions were $92,266 and $77,033, respectively. In 1996, contribution expenses for Charter and Mountain pursuant to similar plans in effect at December 31, 1996, aggregated approximately $74,000.


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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The carrying value of financial instruments and their related estimated fair values as of December 31, 1998 and 1997 are presented below:

                                                                         1998
                                                                                  Estimated
                                                              Carrying               Fair
                                                                Value               Value
            Financial assets
              Investment securities
               Held-to-maturity                              $  2,019,769        $  2,009,800
               Available for sale
                 Mortgage-backed certificates                  10,928,721          10,928,721
                 Other                                         44,507,225          44,507,225
              Loans, net of allowance for loan losses         188,326,955         189,597,893

            Financial liabilities
              Fixed-maturity time deposits                     95,507,114          94,354,485
              Short-term borrowings                             7,274,034           7,274,034
              Long-term debt                                    4,786,938           4,652,065



                                                                           1997
                                                                                   Estimated
                                                                Carrying              Fair
                                                                  Value              Value
            Financial assets
              Investment securities
               Held-to-maturity                              $  1,521,291        $  1,472,473
               Available for sale
                 Mortgage-backed certificates                   4,877,279           4,877,279
                 Other                                         39,476,430          39,476,430
              Loans, net of allowance for loan losses         179,184,439         179,115,402

            Financial liabilities
              Fixed-maturity time deposits                     83,635,263          83,411,712
              Short-term borrowings                             6,431,752           6,431,752
              Long-term debt                                    5,282,847           5,208,749


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

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1998 and 1997, unfunded commitments to extend credit were approximately $77,757,000 and $61,222,000, respectively. In many instances, customers may not draw down on approved lines of credit or may not draw on these lines to the full amount approved, thereby reducing the Company's need to maintain liquidity to fund these obligations. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

         Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 1998 and 1997, commitments under letters of credit aggregated approximately $2,571,000 and $2,468,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, certificates of deposit, and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         Most of the Company's business activity is with customers located within the Atlanta metropolitan area. The Banks' only concentration of credit is for real estate development, construction, and mortgage purposes, or to businesses dependent upon the real estate business. The Company has no highly leveraged transactions and has no foreign credits in its loan portfolio.

         The Company is a defendant in litigation arising through the normal course of business. In the opinion of management, the ultimate outcome of such litigation would not have a material adverse effect on the Company's financial statements.

         The Company leases office space under noncancellable operating leases. The future minimum rental payments under these leases are immaterial at December 31, 1998.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.      RELATED PARTY TRANSACTIONS

         At December 31, 1998 and 1997, deposits obtained from directors, executive officers and their related interests were approximately $11,894,375 and $11,081,289, respectively. These deposits were taken in the normal course of business at market interest rates.

         Loans to directors and their related interests, in the aggregate, were as follows:

            Balance at December 31, 1996        $ 4,792,345
            New loans                             4,546,772
            Payoffs                              (3,885,041)
                                                -----------
            Balance at December 31, 1997          5,454,076
            New loans                             2,660,279
            Payoffs                              (5,535,018)
                                                -----------
            Balance at December 31, 1998        $ 2,579,337
                                                -----------

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

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets, all as defined in the regulations. Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 1998 and 1997, the most recent notification from the Office of the Comptroller of the Currency categorized Mountain as "well capitalized" and the FDIC categorized Charter as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set fort in the table. There are no conditions or events since those notifications that management believes have changed the Banks' categories.

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Banks' actual capital amounts and ratios are presented in the table below:

                                                                                          TO BE "WELL
                                                                                      CAPITALIZED" UNDER
                                                                 FOR CAPITAL           PROMPT CORRECTIVE
                                           ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                                      AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                      (000'S)                (000'S)                  (000'S)
   As of December 31, 1998
     Total capital (to Risk-Weighted
        Assets)
          Consolidated                $ 39,857     17.8%   >=  $17,899  >=   8.0%        N/A
          Mountain National Bank      $ 21,627     19.1%   >=  $ 9,040  >=   8.0%   >= $ 11,300  >=  10.0%
          Charter Bank & Trust        $ 16,155     14.7%   >=  $ 8,771  >=   8.0%   >= $ 10,964  >=  10.0%

     Tier I Capital (to Risk-Weighted
          Assets)
            Consolidated              $ 37,054     16.6%   >=  $ 8,949  >=   4.0%        N/A
            Mountain National Bank    $ 20,209     17.9%   >=  $ 4,520  >=   4.0%   >=  $ 6,780  >=   6.0%
            Charter Bank & Trust      $ 14,784     13.5%   >=  $ 4,385  >=   4.0%   >=  $ 6,578  >=   6.0%

     Tier I Capital (to Average Assets)
        Consolidated                  $ 37,054     11.8%   >=  $ 8,754  >=   3.0%       N/A
        Mountain National Bank        $ 20,209     14.0%   >=  $ 4,324  >=   3.0%   >=  $ 7,207  >=   5.0%
        Charter Bank & Trust          $ 14,784      8.9%   >=  $ 5,005  >=   3.0%   >=  $ 8,342  >=   5.0%


                                                                                          TO BE "WELL
                                                                                      CAPITALIZED" UNDER
                                                                 FOR CAPITAL           PROMPT CORRECTIVE
                                           ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                                      AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                      (000'S)                (000'S)                  (000'S)
   As of December 31, 1997
     Total capital (to Risk-Weighted
      Assets)
          Consolidated                 $34,393     16.9%   >=  $16,325  >=   8.0%       N/A
          Mountain National Bank       $19,044     17.2%   >=  $ 8,863  >=   8.0%   >=  $11,079  >=  10.0%
          Charter Bank & Trust         $14,258     15.1%   >=  $ 7,540  >=   8.0%   >=  $ 9,425  >=  10.0%

     Tier I Capital (to Risk-Weighted
        Assets)
          Consolidated                 $31,841     15.6%   >=  $ 8,162  >=   4.0%       N/A
          Mountain National Bank       $17,658     16.0%   >=  $ 4,432  >=   4.0%   >=  $ 6,648  >=   6.0%
          Charter Bank & Trust         $13,080     13.9%   >=  $ 3,770  >=   4.0%   >=  $ 5,655  >=   6.0%

     Tier I Capital (to Average Assets)
        Consolidated                   $31,841     11.7%   >=  $ 8,149  >=   3.0%       N/A
        Mountain National Bank         $17,658     12.9%   >=  $ 4,110  >=   3.0%   >=  $ 6,850  >=   5.0%
        Charter Bank & Trust           $13,080      9.7%   >=  $ 4,035  >=   3.0%   >=  $ 6,724  >=   5.0%

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Banking regulations restrict the amount of dividends which the Banks may pay to the Company without obtaining prior approval from their respective regulators. Under these regulations, retained earnings of the Banks available for payment of dividends to the Company without prior regulatory approval at December 31, 1998 is approximately $9,896,000. Additionally, during 1998 Charter appropriated approximately $3,000,000 in retained earnings to meet its legal lending limit requirements.


16.      CONDENSED FINANCIAL STATEMENTS OF HOLDING COMPANY

         Following are the condensed balance sheets of Merit Holding Corporation at December 31, 1998 and 1997, and the related condensed statements of income and of cash flows for the three years ended December 31, 1998.

                                 BALANCE SHEETS

                                                                 December 31,
                                                            1998               1997
            Assets
            Cash                                        $   543,783        $ 1,164,744
            The Bankers Bank stock                          707,000                 --
            Investment in bank subsidiaries              35,647,266         31,119,336
            Other assets                                    695,000                 --
                                                        -----------        -----------
                                                        $37,593,049        $32,284,080
                                                        ===========        ===========

            Liabilities and Shareholders' Equity
            Dividends payable                           $   280,357        $   198,312
            Other liabilities                                    --             19,940
            Shareholders' equity                         37,312,692         32,065,828
                                                        ===========        ===========

                                                        $37,593,049        $32,284,080
                                                        -----------        -----------


                              STATEMENTS OF INCOME

                                                                  For the year ended December 31,
                                                              1998             1997             1996

            Dividends from bank subsidiaries              $ 1,200,000      $   100,000      $        --
            Operating expenses                               (793,667)        (253,524)        (156,411)
                                                          -----------      -----------      -----------
            Income (loss) before income taxes and
              equity in earnings of bank subsidiaries         406,333         (153,524)        (156,411)
            Income tax benefit                                293,656           93,804           53,179
                                                          -----------      -----------      -----------
            Income (loss) before equity in earnings
              of bank subsidiaries                            699,989          (59,720)        (103,232)
            Equity in undistributed earnings
              of bank subsidiaries                          4,254,631        4,500,695        3,606,524
                                                          -----------      -----------      -----------
            Net income                                    $ 4,954,620      $ 4,440,975      $ 3,503,292
                                                          -----------      -----------      -----------

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS

                                                                   For the year ended December 31,
                                                                 1998             1997             1996

            Cash flows from operating activities
              Net income                                      $ 4,954,620      $ 4,440,976      $ 3,503,292
              Adjustments to reconcile net income
               to net cash provided by (used in)
               operating activities
                 Undistributed equity in income
                   of bank subsidiaries                        (4,254,631)      (4,500,695)      (3,606,524)
                 Amortization of organizational costs                  --               --            4,584
                 (Increase) decrease in other assets             (238,696)         (15,178)         (53,179)
                 (Decrease) increase in other liabilities         (19,940)             (54)          15,000
                                                              -----------      -----------      -----------
                   Net cash provided by (used in)
                     operating activities                         441,353          (74,951)        (136,827)
                                                              -----------      -----------      -----------

            Cash flows from investing activities
              Purchases of The Bankers Bank stock                (707,000)              --               --
                                                              -----------      -----------      -----------
                   Net cash used in investing activities         (707,000)              --               --
                                                              -----------      -----------      -----------

            Cash flows from financing activities
              Dividends paid                                     (841,086)        (593,982)              --
              Proceeds from exercise of stock
               options/warrants                                 4,277,640        1,430,883          240,383
              Purchase of treasury stock                       (3,791,868)         (22,410)              --
                                                              -----------      -----------      -----------
                   Net cash (used in) provided by
                     financing activities                        (355,314)         814,491          240,383
                                                              -----------      -----------      -----------
            Net (decrease) increase in cash                      (620,961)         739,540          103,556
            Cash at beginning of the period                     1,164,744          425,204          321,648
                                                              -----------      -----------      -----------
            Cash at end of the period                         $   543,783      $ 1,164,744      $   425,204
                                                              ===========      ===========      ===========

            Supplemental data
              Tax benefit from exercise of
               stock options                                  $   695,000      $        --      $        --
                                                              ===========      ===========      ===========

MERIT HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
17.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                            1998 Quarters                                1997 Quarters
                                (in thousands, except per share data)        (in thousands, except per share data)
                               -----------------------------------------    -----------------------------------------
                                Fourth      Third      Second      First     Fourth      Third      Second      First
Total interest and
   dividend income              $5,923     $5,946     $5,880      $5,486    $ 5,673    $ 5,307     $ 5,018    $ 4,750
Net interest income              3,754      3,764      3,669       3,535      3,691      3,490       3,389      3,153
Provision for loan losses            -         50         75          98        153       (265)        150        150
Total non-interest income          415        371        394         370        387        358         346        356
Total non-interest expense       2,052      2,136      2,066       1,985      1,937      2,304       1,971      1,933
Income before income taxes       2,116      1,949      1,922       1,823      1,988      1,810       1,615      1,427
Net income                       1,343      1,238      1,220       1,154      1,285      1,173       1,050        933
Basic earnings per share          0.29       0.27       0.30        0.29       0.33       0.32        0.28       0.25
Diluted earnings per share        0.28       0.26       0.26        0.24       0.27       0.25        0.23       0.21
Dividends per share               0.06       0.05       0.05        0.05       0.05       0.04        0.04       0.04

18.      SUBSEQUENT EVENT (UNAUDITED)

         On March 19, 1999, the Company entered into a letter of intent to merge with Synovus Financial Corp. Synovus is a Columbus, Georgia based multi-financial services company with $10.5 billion in assets, owning 36 banks serving communities throughout Georgia, Alabama, Florida and South Carolina. The letter of intent contemplates that Merit shareholders will receive 1.0529 shares of Synovus common stock for each share of Merit common stock owned. Consummation of the transaction is subject to the negotiation of a definitive agreement and prior approval by federal and state regulatory authorities and Merit shareholders. The transaction is expected to be completed in the third quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There has been no occurrence requiring a response to this Item.

                                    PART III

       Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Shareholders. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1).    Financial Statements and Auditors' Report.

     The following financial statements are filed with this report:

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Income for the years ended
                December 31, 1998, 1997 and 1996

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended
                December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedules.

                All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (3)     Exhibits.

        The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, Registration No. 33-39451 ("1991 S-4"), (ii) the Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 10-K"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1994 ("1994 10-KSB"), (iv) a Registration Statement on Form S-4 for the Registrant, Registration No. 33-84634 ("1994 S-4"), (v) the Annual Report on Form 10-KSB for the year ended December 31, 1995 ("1995 10-KSB"), or (vi) the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.                                      Description of Exhibit
-----------                                      ----------------------
       *2.1        -         Agreement and Plan of Merger, including exhibits thereto, among Mountain
                             Holding Corporation, Charter Bank & Trust Co. and Mountain Acquisition
                             Corporation, dated as of September 13, 1994 (1994 S-4).

       *3(i).1     -         Articles of Incorporation dated November 26, 1990 (1991 S-4, Exhibit 3.1).

       *3(i).2     -         Articles of Amendment dated January 8, 1991 (1991 S-4, Exhibit 3.2).

       *3(i).3     -         Articles of Amendment dated August 25, 1994 (1994 S-4).

       *3(ii).1    -         By-Laws adopted November 27, 1990 (1991 S-4, Exhibit 3.3).

       *3(ii).2    -         Amendment to Bylaws adopted December 30, 1994 (1994 10-KSB).

       *4.1        -         Specimen Common Stock Certificate (1991 S-4).

       *4.2        -         Form of Merit Warrant Agreement (1994 S-4).

      *10.1        -         Employment Agreement dated September 1, 1995 by and among the Registrant,
                             Mountain National Bank and J. Randall Carroll (1995 10-KSB).

      *10.2        -         Data Processing Agreement dated March 1, 1988 between Mountain National
                             Bank and Financial Data Dimensions, Inc. (now ProVesa, Inc.) (1991 S-4).

      *10.3        -         1991 Incentive Stock Option Plan of Registrant, as amended (1991 10-K).

      *10.5        -         Employment Agreement dated September 1, 1995 by and among the Registrant,
                             Charter Bank and Trust Co. and Ronald H. Francis (1995 10-KSB).

      *10.6        -         Lease Agreement dated June 15, 1994 between Charter Bank and Trust Co. and
                             Stillhouse Associates, Ltd. (1994 10-KSB).

      *10.7        -         Lease Agreement dated September 14, 1988 between Charter Bank and Trust
                             Co. and Dehco, Inc. (1994 10-KSB).

      *10.8        -         Data Processing Service Agreement dated December 30, 1994 between Charter
                             Bank and Trust Co. and FiServe Basis, Inc. (1994 10-KSB).

      *10.9       -          Lease Agreement dated December 1, 1995 between Mountain National Bank and
                             Sullivan 75, L.P. (1995 10-KSB).

      *10.10      -          Lease Agreement dated November 18, 1997 between Charter Bank & Trust and
                             Post Apartment Homes, L.P. (1997 10-K).

      *10.11      -          Sublease Agreement dated October 31, 1997 between NationsBank, N.A. as
                             Sublessor and Mountain National Bank as Subleassee (1997 10-K).

      *22.1       -          Subsidiaries of the Registrant (1994 10-KSB).

       23.1       -          Consent of PricewaterhouseCoopers LLP.

       27         -          Financial Data Schedule (for SEC use only).


     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MERIT HOLDING CORPORATION



Date:  March 15, 1999
                                     By: /s/ J. Randall Carroll
                                         --------------------------------------
                                           J. Randall Carroll
                                           Chairman of the Board,
                                           and Chief Executive Officer


Date: March 15, 1999
                                     By:   /s/ Ronald H. Francis
                                         --------------------------------------
                                         Ronald H. Francis
                                         President and Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


          Signature                                     Title                                    Date
          ---------                                     -----                                    ----
 /s/ J. Randall Carroll                         Chairman of the Board                       March 15, 1999
-----------------------------------             and Chief Executive Officer
J. Randall Carroll



 /s/ Michael J. Coles                           Director                                    March 15, 1999
-----------------------------------
Michael J. Coles


 /s/ Ronald H. Francis                          President, Chief Financial                  March 15, 1999
-----------------------------------             Officer and Director
Ronald H. Francis


 /s/ Patrick H. Hickok                          Director                                    March 15, 1999
------------------------------------
Patrick H. Hickok


 /s/ Walter J. McCloud, II                      Director                                    March 15, 1999
-----------------------------------
Walter J. McCloud, II

                                  EXHIBIT INDEX


Exhibit No.                                     Description
-----------                                     -----------

23.1                                Consent of PricewaterhouseCoopers LLP

27                                  Financial Data Schedule (for SEC use only).