Form 10-Q
period 1999-03-31
MERIT HOLDING CORP /GA
filed 1999-05-11
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                        Commission File Number

        MARCH 31, 1999                                0-25938

                            MERIT HOLDING CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      GEORGIA                                                  58-1934011
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           5100 LAVISTA ROAD, P.O. BOX 49, TUCKER, GEORGIA 30085-0049

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

                           YES  X                    NO
                           ------                    --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                           4,777,316
-----------------------------                  --------------------------------
         Class                                 Outstanding as of May 7, 1999

                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                            March 31,            December 31,
                                                                              1999                    1998
                                                                          -------------         -------------

                                     ASSETS
                                     ------


 Cash and due from banks                                                  $  15,748,367         $  21,592,764
 Federal funds sold and other short-term investments                         23,272,587            24,697,148
 Investment securities, at cost (market
   value of $1,979,078 and $2,009,800 respectively)                           2,019,389             2,019,769
 Mortgage-backed securities available-for-sale                               15,351,689            10,928,720
 Securities available-for-sale  (Note 4)                                     42,112,557            44,507,226
 Federal Reserve Bank stock                                                     299,850               299,850
 Federal Home Loan Bank stock                                                 1,331,700             1,331,700
 The Bankers Bank stock                                                         707,000               707,000
 Loans, less allowance for loan losses
   of $3,667,058 and $3,286,602 (Notes 2 and 3)                             196,108,082           188,326,955
 Real estate owned                                                              187,587               187,587
 Premises and equipment, net                                                  5,052,135             5,103,163
 Accrued interest receivable and other assets                                 8,637,868             6,664,552
                                                                          -------------         -------------

     Total assets                                                         $ 310,828,811         $ 306,366,434
                                                                          =============         =============



  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------


Deposits:
 Demand                                                                   $  71,137,693         $  71,527,979
 Checking with interest                                                      39,589,210            42,027,075
 Money-market accounts                                                       43,075,708            42,214,042
 Savings                                                                      3,480,945             3,337,770
 Time, $100,000 and over                                                     33,246,191            34,193,322
 Other time                                                                  59,826,433            61,313,792
                                                                          -------------         -------------

                                                                            250,356,180           254,613,980

 Short-term borrowings                                                       12,490,840             7,274,034
 Long-term debt                                                               4,714,611             4,786,938
 Accrued interest payable and other liabilities                               3,359,336             2,378,790
                                                                          -------------         -------------


     Total liabilities                                                      270,920,967           269,053,742
                                                                          -------------         -------------


 Shareholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
   authorized; 4,851,196 and 4,846,496 shares issued and
   4,777,316 and 4,672,616 shares outstanding, respectively                  12,127,990            12,116,240
 Paid-in capital                                                             11,285,769            11,609,162
 Retained earnings                                                           18,133,568            17,142,460
 Accumulated other comprehensive income                                         (18,805)              259,108
 Treasury stock, 73,880 and 173,880 shares at cost, respectively             (1,620,678)           (3,814,278)
                                                                          -------------         -------------

     Total shareholders' equity                                              39,907,844            37,312,692
                                                                          -------------         -------------


     Total liabilities and shareholders' equity                           $ 310,828,811         $ 306,366,434
                                                                          =============         =============





                (See notes to consolidated financial statements)

                            MERIT HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                       For the three months ended
                                                                               March 31,
                                                                        1999                1998
                                                                    -----------         -----------

Interest and dividend income:
  Interest and fees on loans                                        $ 4,564,649         $ 4,492,126
  Interest on securities                                                908,156             728,250
  Interest on federal funds sold
    and other short-term investments                                    213,436             236,992
  Dividends on The Banker's Bank stock                                   35,000                   0
  Dividends on Federal Reserve Bank stock                                 4,498               4,498
  Dividends on Federal Home Loan Bank stock                              24,167              24,000
                                                                    -----------         -----------

      Total interest and dividend income                              5,749,906           5,485,866

Interest expense on deposits                                          1,713,125           1,799,668
Interest expense on long-term debt                                       77,766              86,031
Interest expense on short-term borrowings                               102,254              64,850
                                                                    -----------         -----------

      Total interest expense                                          1,893,145           1,950,549
                                                                    -----------         -----------

Net interest income                                                   3,856,761           3,535,317

Provision for loan losses                                                62,202              97,500
                                                                    -----------         -----------

Net interest income after
  provision for loan losses                                           3,794,559           3,437,817
                                                                    -----------         -----------


Non-interest income:
  Service charges and fees on deposits                                  281,745             272,434
  Mutual fund sales fees                                                 11,589              12,733
  Other income                                                          133,757              84,961
                                                                    -----------         -----------

      Total non-interest income                                         427,091             370,128
                                                                    -----------         -----------


Non-interest expense:
  Salaries and other personnel                                        1,228,792           1,116,071
  Occupancy and equipment                                               337,673             311,654
  Advertising and marketing                                              36,909              27,707
  Legal                                                                  52,600              32,499
  Data processing                                                        50,430              48,521
  Directors' fees                                                        57,150              63,700
  Other operating                                                       449,356             384,651
                                                                    -----------         -----------

      Total non-interest expense                                      2,212,910           1,984,803
                                                                    -----------         -----------


Income before income taxes                                            2,008,740           1,823,142

Provision for income taxes                                              730,993             668,898
                                                                    -----------         -----------

Net income                                                          $ 1,277,747         $ 1,154,244
                                                                    ===========         ===========

Other comprehensive income, before tax

   Unrealized gains (losses) on securities
      Unrealized holding gains(losses) arising during period        $  (444,795)        $     4,786

   Income tax (expense) benefit related to items of other
      comprehensive income                                              166,882              (1,771)
                                                                    -----------         -----------

Other comprehensive income, net of tax                              $  (277,913)        $     3,015
                                                                    -----------         -----------

Comprehensive income                                                $   999,834         $ 1,157,259
                                                                    ===========         ===========

Basic earnings per share                                            $       .27         $       .29
                                                                    ===========         ===========

Diluted earnings per share                                          $       .26         $       .24
                                                                    ===========         ===========



                (See notes to consolidated financial statements)
                                      - 2 -

                            MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                  For the three months ended
                                                                                          March 31,
                                                                                   1999                 1998
                                                                               ------------         ------------
Cash flows from operating activities:
 Net income                                                                    $  1,277,747         $  1,154,244
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                 143,559              123,638
      Net amortization of premiums on securities                                     13,395               13,149
      Provision for loan losses                                                      62,202               97,500
      Decrease in interest receivable                                                62,063              166,905
      (Decrease) increase in interest payable                                      (216,660)             143,942
      Increase in accrued expenses and other liabilities                          1,018,332               41,326
      Increase in prepaid expenses and other assets                                 (12,730)          (2,881,889)
                                                                               ------------         ------------

   Net cash provided (used) by operating activities                               2,347,908           (1,141,185)
                                                                               ------------         ------------


Cash flows from investing activities:
 Purchases of "available-for-sale" investment securities                        (14,639,453)          (4,998,594)
 Proceeds from maturities of "available-for-sale" investment securities          12,153,342            4,740,555
 Loans made to customers, net                                                    (7,919,334)           3,357,490
 Capital expenditures                                                               (56,170)            (178,675)
 Net cash from business acquisition                                                 218,969                    0
                                                                               ------------         ------------

   Net cash provided (used) by investing activities                             (10,242,646)           2,920,776
                                                                               ------------         ------------


Cash flows from financing activities:
 Repayment of Federal Home Loan Bank advances                                       (72,327)             (70,983)
 Net increase (decrease) in deposits                                             (4,257,800)          15,955,699
 Net increase  in securities sold under
   agreements to repurchase                                                       5,216,806              107,238
 Exercise of stock warrants                                                          19,458              448,847
 Dividends paid                                                                    (280,357)            (198,311)
 Purchase of treasury stock                                                               0           (1,103,361)
                                                                               ------------         ------------

   Net cash provided by financing activities                                        625,780           15,139,129
                                                                               ------------         ------------



Net increase (decrease) in cash and cash equivalents                             (7,268,958)          16,918,720

Cash and cash equivalents at beginning of period                                 46,289,912           31,879,659
                                                                               ------------         ------------


Cash and cash equivalents at end of period                                     $ 39,020,954         $ 48,798,379
                                                                               ============         ============


Supplemental data:
 Interest paid                                                                 $  2,105,707         $  1,765,516
                                                                               ============         ============


 Income taxes paid                                                             $          0         $    436,035
                                                                               ============         ============



                (See notes to consolidated financial statements)
                                      - 3 -

                            MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - ACQUISITION

On January 29, 1999 the Company acquired Source Capital Group I, Inc., an Atlanta-based equipment leasing company, in exchange for 100,000 shares of the Company's treasury stock, valued at approximately $1,860,000. Tangible assets acquired had an estimated fair market value approximating $3,783,000 and liabilities assumed had an estimated fair market value approximating $3,233,000. The acquisition was accounted for using the purchase method of accounting, thus, the results of operations are included in the Company's consolidated statements of income and comprehensive income from the date of acquisition. The purchase price has been allocated to the individual assets and liabilities on the basis of their respective fair market values at the date of acquisition, which were determined based on management's best estimate. The excess (approximately $1,310,000) of the purchase price over the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized using the straight-line method over fifteen years.

NOTE 3 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.

Loans consist of:
(in thousands)

                                                    March 31, 1999                 December 31, 1998
                                                    --------------                 ------------------

Commercial                                       $114,684         57%           $108,954            57%
Real estate - construction
   and land development                            46,454         23%             41,955            22%
Real estate - mortgages                            25,601         13%             30,290            16%
Installment and other
   Consumer                                        13,036          7%             10,415             5%
                                                 --------       -----           --------          -----

                                                  199,775        100%            191,614           100%
Less allowance for loan losses                     (3,667)                        (3,287)
                                                 --------                       --------
                                                 $196,108                       $188,327
                                                 ========                       ========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

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

Activity in the allowance for loan losses for the three months ended March 31, 1999 and March 31, 1998 follows:

                                                 March 31, 1999          March 31, 1998
                                                 --------------          --------------
Balance, January 1                                 $3,286,602               $2,655,412
Merit Leasing Corp. acquisition                       292,405
Provision charged to expense                           62,202                   97,500
Net recoveries                                         25,849                  253,341
                                                   ----------               ----------

Balance, March 31                                  $3,667,058               $3,006,253
                                                   ==========               ==========


NOTE 5 - SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY
Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of shareholders' equity. Securities held-to-maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1999 and December 31, 1998 are presented below:

                                               March 31, 1999
                                                Gross           Gross         Estimated
                               Amortized      Unrealized      Unrealized        Market
                                 Cost           Gains           Losses          Value
                              ----------      ----------      ----------      ----------
U.S. Government Agencies      $1,000,000      $        0      $   58,795      $  941,205
Tax exempt bonds               1,019,389          21,863           3,379       1,037,873
                              ----------      ----------      ----------      ----------

                              $2,019,389      $   21,863      $   62,174      $1,979,078
                              ==========      ==========      ==========      ==========


                                               December 31, 1998
                                                Gross            Gross        Estimated
                               Amortized      Unrealized      Unrealized        Market
                                 Cost           Gains           Losses          Value
                              ----------      ----------      ----------      ----------
U.S. Government Agencies      $1,000,000      $        0      $   36,218      $  963,782
Tax exempt bonds               1,019,769          26,249               0       1,046,018
                              ----------      ----------      ----------      ----------

                              $2,019,769      $   26,249      $   36,218      $2,009,800
                              ==========      ==========      ==========      ==========

The amortized cost and estimated market value of investment securities available-for-sale at March 31, 1999 and December 31, 1998 are presented below:

                                                   March 31, 1999
                                                 Gross           Gross         Estimated
                               Amortized      Unrealized      Unrealized         Market
                                 Cost            Gains          Losses           Value
                              -----------     ----------      ----------      -----------
U.S. Treasuries               $ 5,509,019     $   82,544      $        0      $ 5,591,563
U.S. Government Agencies       33,952,054        116,033         127,712       33,940,375
Mortgage-backed certificates   15,429,213         20,289          97,813       15,351,689
Tax exempt bonds                2,604,247              0          23,628        2,580,619
                              -----------     ----------      ----------      -----------

                              $57,494,533     $  218,866      $  249,153      $57,464,246
                              ===========     ==========      ==========      ===========


                                                  December 31, 1998
                                                 Gross          Gross          Estimated
                               Amortized      Unrealized      Unrealized         Market
                                 Cost            Gains           Losses          Value
                              -----------     ----------      ----------      -----------
U.S.Treasuries                $ 6,510,685     $  145,721      $        0      $ 6,656,406
U.S. Government Agencies       34,947,922        308,930          19,688       35,237,164
Tax exempt bonds                2,604,527         11,611           2,483        2,613,655
Mortgage-backed certificates   10,958,304         18,414          47,997       10,928,721
                              -----------     ----------      ----------      -----------
                              $55,021,438     $  484,676      $   70,168      $55,435,946
                              ===========     ==========      ==========      ===========

NOTE 6 - NET INCOME PER SHARE

Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the Company to present both basic and diluted earnings per share on the statement of income and comprehensive income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculation in the respective periods presented. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 1999 was 4,742,393 and 4,835,525, respectively, and for the three months ended March 31, 1998 was 3,999,004 and 4,748,310, respectively.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. Under SFAS 133 derivatives may be designated as fair value hedges, cash flow hedges or foreign currency hedges as long as they are effective in hedging the identified risks. SFAS 133 requires an entity to establish at inception of the hedge the method it will use for assessing effectiveness and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company does not expect that adoption of SFAS 133 will have a material impact upon the consolidated financial statements.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three months ended March 31, 1999 and 1998. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

RECENT DEVELOPMENTS

On March 19, 1999, the Company entered into a letter of intent to merge with Synovus Financial Corp. Synovus is a Columbus, Georgia based multi-financial services company with $10.5 billion in assets, owning 36 banks serving communities throughout Georgia, Alabama, Florida and South Carolina. The letter of intent contemplates that Merit shareholders will receive 1.0529 shares of Synovus common stock for each share of Merit common stock owned. The Company and Synovus are currently negotiating a definitive merger agreement. Consummation of the transaction is subject to the execution of a definitive agreement and prior approval by federal and state regulatory authorities and Merit shareholders. The transaction is expected to be completed in the third quarter of 1999.

On January 29, 1999, the Company acquired Source Capital Group I, Inc., an Atlanta-based equipment leasing company, in exchange for 100,000 shares of the Company's treasury stock. The leasing company was re-named Merit Leasing Corporation and became a wholly owned subsidiary of Mountain.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the first quarter of 1999 was $1,277,747 a 10.7% increase compared to net income of $1,154,244 for the same period in 1998. Diluted earnings per share was $.26 in the first quarter of 1999 compared to $
 .24 for the same period in 1998. The increase in net income was the result of an increase in net interest income of $321,444, or 9.1%, an increase of $56,963, or 15.4%, in non-interest income, and a decrease of $35,298, or 36.2%, in the provision for loan losses, offset by an increase of $228,107, or 11.5%, in non-interest expense.

Return on average equity for the three months ended March 31, 1999 was 13.04% on average equity of $39,186,000 compared to 14.18% on average equity of $32,563,000 for the same period in 1998. Return on average assets for the three months ended March 31, 1999 was 1.71% on average assets of $299,096,000, compared to 1.73% on average assets of $267,608,000 for the same period in 1998.

Total assets at March 31, 1999 were $310,829,000, a 1.5% increase from $306,366,000 at December 31, 1998. Total average assets for the first three months of 1999 were $299,096,000, up $31,488,000, or 11.8% from the same period in 1998. Average loans for the first three months of 1999 were $189,277,000, up $10,646,000 or 6.0% over the same period in 1998. The loan growth was funded by increased average interest-bearing deposits, up $15,505,000 or 9.5%, higher average non-interest bearing deposits, up $6,406,000, or 11.4% and increased average short-term borrowings, up $4,593,000, or 73.6%. Most of the excess of the deposit growth over loan growth was placed in investment securities, which for the first quarter of 1999 averaged $62,389,000, up $15,578,000 or 33.3% over the first quarter of 1998.

Net interest income for the first quarter of 1999 increased $321,444 or 9.1% over the first quarter of 1998. The net interest margin for the three months ended March 31, 1999 was 5.71% on average total earning assets of $270,230,000. For the same period in 1998, the net interest margin was 5.82% on average earning assets of $242,857,000. The increase in net interest income in the first three months of 1999 over the same period in 1998 reflects the growth in earning assets in 1999 over 1998, offset by the decrease in the net interest margin. The growth in average balances accounted for an increase in net interest margin of approximately $1,163,000. The decrease in net interest margin of 11 basis points reflects the decline in general market rates. The yield on average earning assets fell 53 basis points to 8.51% in the first quarter of 1999 compared to the same quarter of 1998. This decline was only partly offset by a drop of 43 basis points in the average cost of funds to 2.94% in the first three months of 1999 from 3.37% for the same period in 1998.

The provision for loan losses for the first quarter of 1999 was an expense of $62,202 compared to $97,500 in the same quarter of 1998. The allowance for loan losses at March 31, 1999 was $3,667,000 compared to $3,287,000 at December 31, 1998. At March 31, 1999 and December 31, 1998, the allowance for loan losses represented 1.83% and 1.72% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the three months ended March 31, 1999, recoveries on loans, net of charge-offs, totaled $25,849, or 0.01% of total loans outstanding. This compares to recoveries, net of charge-offs, of $253,341 or 0.14% through the three months ended March 31, 1998. Total non-performing loans (including loans 90 days or more past due) as of March 31, 1999 were $850,063 compared to $223,270 at December 31, 1998. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.43% at March 31, 1999 compared to 0.12% at December 31, 1998.

At March 31, 1999, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $187,587. The Company does not anticipate any material loss on the sale of this property.

At March 31, 1999, the Company had $12,491,000 in short-term borrowings compared to $7,274,000 at year ended December 31, 1998. Short-term borrowings consist of securities sold under agreements to repurchase with customers.

Long-term debt at March 31, 1999 was $4,715,000 compared to $4,787,000 at year-end December 31, 1998. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLB") for the purpose of match funding loans. No new advances have been obtained in 1998 or year-to-date 1999.

Non-interest income increased $56,963 or 15.3% during the first quarter of 1999 compared to the same period in 1998. Of this increase, other income increased $48,796 or 57.4% in the first quarter of 1999 compared to the same period in 1998, primarily attributable to an increase of $17,000 in mortgage referral fees and an increase of $18,000 in the cash value of life insurance. Service charges and fees on deposits increased $9,311 or 3.4% in the first quarter of 1999 compared to 1998.

Non-interest expense increased $228,107, or 11.5%, for the quarter ended March 31, 1999 as compared to the same period in 1998. Occupancy and equipment expense increased $26,019, or 8.4%, in the first quarter of 1999 compared to the same period in 1998, the result of Mountain opening a new branch in the Peachtree Corners area in Norcross, Georgia in the first quarter of 1998 and Charter relocating a branch to larger quarters in the second quarter of 1998. Salaries and other personnel expenses increased $112,721, or 10.1%, reflecting the continued growth of the Company.

CAPITAL ADEQUACY

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

Capital management is a continuous process. Since December 31, 1998, shareholders' equity has increased $2,595,000, primarily as a result of the issuance of 100,000 shares of treasury stock as consideration for the acquisition of Source Capital Group on January 29, 1999.

On January 15, 1999, the Company paid a regular quarterly dividend of $.06 per share.

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital to assets of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1999 the Company's tier I risk-based capital was 16.7% and total risk-based capital was 18.0%, compared to 16.6% and 17.8% at year-ended December 31, 1998, respectively.

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

The Company's loan to deposit ratio averaged 78.2% during the first three months of 1999, compared to 81.1% for the same period in 1998. Management plans an average loan to deposit ratio in the range of 75%-85% during 1999.

At March 31, 1999, the Company had $9,043,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At March 31, 1999 and December 31, 1998, the Company had federal funds lines of credit from other banks totaling $28,450,000 and $26,750,000, respectively, to meet short term funding needs. There was no balance outstanding under these short term commitments at March 31, 1999.

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

Management has specified gap guidelines for a one year time horizon of between
 .80 and 1.2. At March 31, 1999 the Company had a gap ratio of 1.05 for the one year period ending March 31, 2000. Thus, over the next twelve months, slightly more rate-sensitive assets will reprice than rate-sensitive liabilities.

There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

YEAR 2000 READINESS

The Company has developed and is implementing a strategic plan to address Year 2000 issues. The Year 2000 issue involves the risk that various problems may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches. Both Mountain and Charter have developed Year 2000 plans in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines to address the problem. Both banks conduct on-going employee education on the issue and have identified all information technology (computers, software, etc.) and non-information technology (alarms, vaults, etc.) that may be affected by the Year 2000 date change. Since the banks do not develop their own software, each has contacted the various third party software vendors it uses to obtain written documentation from them confirming Year 2000 compliance. All mission critical software has been inventoried and tested and most remediation has been completed at both banks. Each bank has tested its equipment for compliance; items found not in compliance have been remediated to be compliant. Hardware, software and systems will be retested if any changes are made to those systems after initial testing is complete.

Both banks use third party service bureaus for core data processing. Charter's core data processing vendor has certified, after testing, that its application systems are Year 2000 compliant. Mountain used a different service bureau but converted its core systems in April 1999 to the same processor Charter uses. This conversion decision was based on expected efficiencies and improvements that would result from the banks using the same core processing system. The decision was not related to Year 2000 issues, other than insuring the new core processing system selected was Year 2000 compliant.

Both banks have had legal counsel review their ACH and EFT contracts with customers for Year 2000 compliance. Counsel recommended improvements which have been implemented. Both banks have had an outside consultant review their Year 2000 project status and have implemented the consultants' recommendations.

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

The expected cost to the Company of the Year 2000 project is currently estimated at $80,000 for hardware and software upgrades, customer communications, testing and other items required to complete the plan. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three months ended March 31, 1999 were not material.

The Company believes that its mission critical systems are compliant and that its customers are aware of and are addressing their own Year 2000 issues. However, in the Company's most reasonably likely worst case scenario, some portion of a mission critical system may not function properly or some borrowers may be unable to meet their loan commitments due to problems with their systems. In the event that a mission critical system temporarily fails to perform properly, the Company will invoke its contingency plan to correct the problem. The Company will incur extra costs for salaries and for independent expert assistance. These costs are not expected to be material. Some of the Company's loan customers may experience financial difficulties if their mission critical systems are not compliant and do not perform properly. There can be no guarantee that customers will resolve their Year 2000 issues on a timely basis. Significant business interruptions or failures by key clients resulting from Year 2000 problems could have a material adverse effect on the Company.

The banks have developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plans address, among other factors, each bank's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company intends to have in place by June 30, 1999, written procedures to manually perform every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet any higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed.

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

The preceding discussion of the Year 2000 issue in the Year 2000 readiness section includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to differ materially from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, vendor representations and timely correction of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's management of the Year 2000 project is an ongoing process involving continual evaluation. Unanticipated problems could emerge and alternative solutions may be devised that may be more costly than anticipated or more difficult to solve.

The Company cautions that the foregoing list of important factors is not all inclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) On January 29, 1999, the Company acquired Source Capital Group I, Inc. ("Source"), an Atlanta-based equipment leasing company, for 100,000 shares of Merit common stock, which were issued pro rata to the three shareholders of Source. The issuance of such shares was made in reliance upon the exemption from registration provided by Section 3(b) of the Securities Act of 1993, as amended, and Regulation D promulgated thereunder. Offers and sales were made without any public solicitation and the securities bore a restrictive legend. No underwriter was involved in the transaction and no commissions were paid. Each shareholder of Source represented to Merit that it was an "accredited investor" as defined in Regulation D.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-


         (a) Exhibit 10.4 - Agreement dated December 14, 1998 between Fiserv, Inc. and Merit Holding Corporation.

                  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   MERIT HOLDING CORPORATION



Date:  May 7, 1999                 /s/ J. Randall Carroll
       -----------------           ------------------------------------
                                   J. Randall Carroll
                                   Chairman and Chief Executive Officer




Date:  May 7, 1999                 /s/ Ronald H. Francis
       -----------------           ------------------------------------
                                   Ronald H. Francis
                                   President and Chief Financial Officer
                                   (principal financial and accounting officer)