Form 10-Q
period 1999-06-30
MERIT HOLDING CORP /GA
filed 1999-08-11
CIK 873398

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number

     JUNE 30, 1999                                           0-25938

                           MERIT HOLDING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     GEORGIA                                                58-1934011
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

                           YES [X]                NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                               4,777,316
-----------------------------                 ---------------------------------
      Class                                   Outstanding as of August 10, 1999

                          Part I FINANCIAL INFORMATION

Item 1.     Financial Statements

                           MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                    June 30,         December 31,
                                                                                      1999              1998
                                                                                 ---------------    --------------

                                     ASSETS
                                     ------
              Cash and due from banks                                              $ 18,722,663      $ 21,592,764
              Federal funds sold and other short-term investments                    16,174,223        24,697,148
              Investment securities, at cost (market
                value of $1,962,687 and $2,009,800, respectively)                     2,019,009         2,019,769
              Mortgage-backed securities available-for-sale                          16,177,378        10,928,720
              Securities available-for-sale  (Note 5)                                42,428,092        44,507,226
              Federal Reserve Bank stock                                                299,850           299,850
              Federal Home Loan Bank stock                                              913,600         1,331,700
              The Bankers Bank stock                                                    707,000           707,000
              Loans, less allowance for loan losses
                of $3,388,903 and $3,286,602 (Notes 3 and 4)                        203,306,532       188,326,955
              Real estate owned                                                         187,587           187,587
              Premises and equipment, net                                             4,991,158         5,103,163
              Accrued interest receivable and other assets                            9,036,567         6,664,552
                                                                                   ------------      ------------

                    Total assets                                                   $314,963,659      $306,366,434
                                                                                   ============      ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
              Deposits:
                Demand                                                             $ 65,489,408      $ 71,527,979
                Checking with interest                                               41,219,167        42,027,075
                Money-market accounts                                                47,533,295        42,214,042
                Savings                                                               3,408,265         3,337,770
                Time, $100,000 and over                                              35,134,936        34,193,322
                Other time                                                           58,521,118        61,313,792
                                                                                   ------------      ------------

                                                                                    251,306,189       254,613,980

              Short-term borrowings                                                  15,924,311         7,274,034
              Long-term debt                                                          4,536,928         4,786,938
              Accrued interest payable and other liabilities                          2,901,276         2,378,790
                                                                                   ------------      ------------


                    Total liabilities                                               274,668,704       269,053,742
                                                                                   ------------      ------------


             Shareholders' equity
               Common stock, $2.50 par value; 10,000,000 shares
                 authorized; 4,851,196 and 4,846,496 shares issued and
                 4,777,316 and 4,672,616 shares outstanding, respectively            12,127,990        12,116,240
               Paid-in capital                                                       11,285,769        11,609,162
               Retained earnings                                                     19,102,107        17,142,460
               Accumulated other comprehensive income                                  (600,233)          259,108
               Treasury stock, 73,880 and 173,880 shares at cost, respectively       (1,620,678)       (3,814,278)
                                                                                   ------------      ------------

                   Total shareholders' equity                                        40,294,955        37,312,692
                                                                                   ------------      ------------


                   Total liabilities and shareholders' equity                      $314,963,659      $306,366,434
                                                                                   ============      ============

                           MERIT HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                      For the three months ended           For the six months
                                                                               June 30,                         June 30,
                                                                         1999          1998              1999             1998
                                                                      -----------    ------------     ------------    -------------
         Interest and dividend income:
           Interest and fees on loans                                 $ 4,832,740     $ 4,577,296     $  9,397,389     $  9,069,422
           Interest on securities                                         902,786         786,872        1,810,942        1,515,122
           Interest on federal funds sold
             and other short-term investments                             160,111         487,010          373,547          724,002
           Dividends The Banker's Bank stock                                    0               0           35,000                0
           Dividends on Federal Reserve Bank stock                          4,497           4,498            8,995            8,996
           Dividends on Federal Home Loan Bank stock                       18,703          24,262           42,870           48,262
                                                                      -----------     -----------     ------------     ------------

               Total interest and dividend income                       5,918,837       5,879,938       11,668,743       11,365,804

         Interest expense on deposits                                   1,707,517       2,024,176        3,420,642        3,823,844
         Interest expense on FHLB advances                                 76,281          75,007          154,047          161,038
         Interest expense on short-term borrowings                        113,106         111,539          215,360          176,389
                                                                      -----------     -----------     ------------     ------------

               Total interest expense                                   1,896,904       2,210,722        3,790,049        4,161,271
                                                                      -----------     -----------     ------------     ------------

         Net interest income                                            4,021,933       3,669,216        7,878,694        7,204,533

         Provision for loan losses                                        113,669          75,000          175,871          172,500
                                                                      -----------     -----------     ------------     ------------

         Net interest income after
           provision for loan losses                                    3,908,264       3,594,216        7,702,823        7,032,033
                                                                      -----------     -----------     ------------     ------------


         Non-interest income:
           Service charges and fees on deposits                           247,427         266,642          529,172          539,076
           Mutual fund sales fees                                          26,989          17,360           38,578           30,093
           Other income                                                   186,668         110,151          320,425          195,112
                                                                      -----------     -----------     ------------     ------------

               Total non-interest income                                  461,084         394,153          888,175          764,281
                                                                      -----------     -----------     ------------     ------------


         Non-interest expense:
           Salaries and other personnel                                 1,273,089       1,068,045        2,501,881        2,184,116
           Occupancy and equipment                                        352,290         372,279          689,963          683,933
           Advertising and marketing                                       33,443          31,037           70,352           58,744
           Legal                                                           80,500          38,499          133,100           70,998
           Data processing                                                 42,365          48,013           92,795           96,534
           Directors' fees                                                 67,250          63,100          124,400          126,800
           Other operating                                                554,647         445,633        1,004,003          830,284
                                                                      -----------     -----------     ------------     ------------

               Total non-interest expense                               2,403,584       2,066,606        4,616,494        4,051,409
                                                                      -----------     -----------     ------------     ------------


         Income before income taxes                                     1,965,764       1,921,763        3,974,504        3,744,905

         Provision for income taxes                                       710,585         701,424        1,441,578        1,370,322
                                                                      -----------     -----------     ------------     ------------

         Net income                                                   $ 1,255,179     $ 1,220,339     $  2,532,926     $  2,374,583
                                                                      ===========     ===========     ============     ============

         Other comprehensive income, before tax

            Unrealized gains (losses) on securities
               Unrealized holding gains(losses) arising during period $  (929,573)    $   (26,589)    $ (1,374,368)    $      4,389

            Income tax (expense) benefit related to items of other
               comprehensive income                                       348,145           9,838          515,026           (1,624)
                                                                      -----------     -----------     ------------     ------------

         Other comprehensive income, net of tax                       $  (581,428)    $   (16,751)    $   (859,342)    $      2,765
                                                                      -----------     -----------     ------------     ------------

         Comprehensive income                                         $   673,751     $ 1,203,588     $  1,673,584     $  2,377,348
                                                                      ===========     ===========     ============     ============

         Basic earnings per share                                     $       .26     $       .30     $        .53     $        .59
                                                                      ===========     ===========     ============     ============

         Diluted earnings per share                                   $       .26     $       .26     $        .52     $        .50
                                                                      ===========     ===========     ============     ============



                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                                 1999               1998
                                                                                            -------------       ------------
              Cash flows from operating activities:
                 Net income                                                                  $  2,532,926       $  2,374,583
                 Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                        Depreciation and amortization                                             297,818            267,304
                        Net amortization of premiums on securities                                 51,286             31,372
                        Provision for loan losses                                                 175,871            172,500
                        Loss (gain) on sale of other real estate                                                      (4,548)
                        Increase (decrease) in interest receivable                                 22,987            (90,595)
                        Decrease in interest payable                                             (221,386)           (38,769)
                        Increase (decrease) in accrued expenses and other liabilities             564,995           (290,814)
                        Increase in prepaid expenses and other assets                             (46,086)        (3,134,418)

                                                                                             ------------       ------------

                      Net cash provided (used) by operating activities                          3,378,411           (713,385)
                                                                                             ------------       ------------


              Cash flows from investing activities:
                 Purchases of "available-for-sale" investment securities                      (20,697,124)       (16,715,825)
                 Proceeds from maturities of "available-for-sale" investment securities        16,102,708         10,756,121
                 Net sales of Federal Home Loan Bank stock                                        418,100
                 Proceeds from sale of other real estate                                                              24,648
                 Loans made to customers, net                                                 (15,231,452)        (3,076,391)
                 Capital expenditures                                                            (127,576)          (459,922)
                                                                                             ------------       ------------

                      Net cash used in investing activities                                   (19,535,344)        (9,471,369)
                                                                                             ------------       ------------


              Cash flows from financing activities:
                 Increase in short-term borrowing                                               8,650,277          1,986,458
                 Net (decrease) in Federal Home Loan Bank advances                               (250,010)          (247,291)
                 Net (decrease) increase in deposits                                           (3,307,791)        22,776,403
                 Dividends paid                                                                  (566,996)          (398,115)
                 Exercise of stock warrants                                                        19,458          1,541,375
                 Purchase of treasury stock                                                                       (2,669,856)
                 Net cash from business acquisition                                               218,969
                                                                                             ------------       ------------

                      Net cash provided by financing activities                                 4,763,907         22,988,974
                                                                                             ------------       ------------


              Net (decrease) increase in cash and cash equivalents                            (11,393,026)        12,804,220

              Cash and cash equivalents at beginning of period                                 46,289,912         31,879,659
                                                                                             ------------       ------------


              Cash and cash equivalents at end of period                                     $ 34,896,886       $ 44,683,879
                                                                                             ============       ============


              Supplemental data:
                 Interest paid                                                               $  4,002,502       $  4,344,776
                                                                                             ============       ============


                 Income taxes paid                                                           $  1,310,000       $  1,836,035
                                                                                             ============       ============

                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - ACQUISITION

On January 29, 1999, the Company acquired Source Capital Group I, Inc., an Atlanta-based equipment leasing company (now operated as Merit Leasing Corporation, a subsidiary of Mountain National Bank), in exchange for 100,000 shares of the Company's treasury stock, valued at approximately $1,860,000. Tangible assets acquired had an estimated fair market value approximating $3,783,000 and liabilities assumed had an estimated fair market value approximating $3,233,000. The acquisition was accounted for using the purchase method of accounting; thus, the results of operations are included in the Company's consolidated statements of income and comprehensive income from the date of acquisition. The purchase price has been allocated to the individual assets and liabilities on the basis of their respective fair market values at the date of acquisition, which were determined based on management's best estimate. The excess (approximately $1,310,000) of the purchase price over the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized using the straight-line method over fifteen years.

NOTE 3 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.


Loans consist of:
(in thousands)
                                    June 30, 1999                      December 31, 1998
                                    ----------------------           --------------------
Commercial                          $ 120,042         58%            $108,954         57%
Real estate - construction
   and land development                46,880         23%              41,955         22%
Real estate - mortgages                27,308         13%              30,290         16%
Installment and other
   Consumer                            12,465          6%              10,415          5%
                                    ---------      -----             --------    -------

                                     206,695         100%             191,614        100%
Less allowance for loan losses        (3,389)                          (3,287)
                                    ---------                        --------
                                    $ 203,306                        $188,327
                                    =========                        ========


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


Activity in the allowance for loan losses for the six months ended June 30, 1999 and June 30, 1998 follows:

                                    June 30, 1999     June 30, 1998
                                    -------------     -------------
Balance, January 1                   $ 3,286,602       $2,655,412
Merit Leasing Corp. acquisition          292,405
Provision charged to expense             175,871          172,500
Net recoveries (charge-offs)            (365,975)         216,825
                                     -----------       ----------

Balance, June 30                     $ 3,388,903       $3,044,737
                                     ===========       ==========


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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1999 and December 31, 1998 are presented below:

                                                 June 30, 1999
                                                    Gross           Gross        Estimated
                                     Amortized    Unrealized      Unrealized        Market
                                        Cost        Gains            Losses          Value
                                     ----------   ----------      ----------    ----------
U.S. Government Agencies             $1,000,000   $        0      $   47,550    $  952,450
Tax exempt bonds                      1,019,009       12,762          21,533     1,010,238
                                     ----------   ----------      ----------    ----------

                                     $2,019,009   $   12,762      $   69,083    $1,962,688
                                     ==========   ==========      ==========    ==========


                                                 December 31, 1998
                                                    Gross           Gross       Estimated
                                     Amortized    Unrealized     Unrealized       Market
                                        Cost        Gains          Losses          Value
                                     ----------   ----------     -----------    ----------
U.S. Government Agencies             $1,000,000   $        0      $   36,218    $  963,782
Tax exempt bonds                      1,019,769       26,249               0     1,046,018
                                     ----------   ----------      ----------    ----------

                                     $2,019,769   $   26,249      $   36,218    $2,009,800
                                     ==========   ==========      ==========    ==========

The amortized cost and estimated market value of investment securities available-for-sale at June 30, 1999 and December 31, 1998 are presented below:

                                                  June 30, 1999
                                                     Gross          Gross        Estimated
                                     Amortized    Unrealized     Unrealized         Market
                                        Cost         Gains          Losses           Value
                                     ----------   ----------      ----------    ----------
U.S. Treasuries                     $ 3,506,525   $   29,725      $        0   $ 3,536,250
U.S. Government Agencies             36,952,968       32,062         561,660    36,423,370
Mortgage-backed certificates         16,501,869       13,312         337,803    16,177,378
Tax exempt bonds                      2,603,968            0         135,496     2,468,472
                                    -----------   ----------      ----------   -----------

                                    $59,565,330   $   75,099      $1,034,959   $58,605,470
                                    ===========   ==========      ==========   ===========

                                                       December 31, 1998
                                                    Gross          Gross         Estimated
                                     Amortized    Unrealized      Unrealized        Market
                                       Cost         Gains          Losses            Value
                                     ----------   ----------      ----------    ----------
U.S.Treasuries                      $ 6,510,685   $  145,721      $        0   $ 6,656,406
U.S. Government Agencies             34,947,922      308,930          19,688    35,237,164
Tax exempt bonds                      2,604,527       11,611           2,483     2,613,655
Mortgage-backed certificates         10,958,304       18,414          47,997    10,928,721
                                    -----------   ----------      ----------   -----------
                                    $55,021,438   $  484,676      $   70,168   $55,435,946
                                    ===========   ==========      ==========   ===========

NOTE 6 - NET INCOME PER SHARE

Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the Company to present both basic and diluted earnings per share on the statement of income and comprehensive income because the Company has potential common stock outstanding. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company's outstanding options and warrants. Net income is the same for both the basic and diluted earnings per share calculation in the respective periods presented. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the three months ended June 30, 1999 was 4,777,316 and 4,871,964, respectively, and for the three months ended June 30, 1998 was 4,096,861 and 4,765,127, respectively. The weighted-average number of shares outstanding used in computing basic and diluted earnings per share for the six months ended June 30, 1999 was 4,759,951 and 4,853,904, respectively, and for the six months ended June 30, 1998 was 4,114,057 and 4,762,999, respectively.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which applies to all entities and establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. Under SFAS 133 derivatives may be designated as fair value hedges, cash flow hedges or foreign currency hedges as long as they are effective in hedging the identified risks. SFAS 133 requires an entity to establish at inception of the hedge the method it will use for assessing effectiveness and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133, as amended by SFAS 137, which delayed SFAS 133's effective date by one year, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, earlier adoption is encouraged. Upon adoption the effect must be recognized as a cumulative effect of an accounting change in either income or other comprehensive income, depending upon whether the derivative is designated and effective as a hedge and, if so, the type of hedge. The Company does not expect the adoption of SFAS 133 to have a material impact upon the consolidated financial statements.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 1999 and 1998. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

RECENT DEVELOPMENTS

On June 28, 1999, the Company executed a definitive agreement to merge with Synovus Financial Corp. Synovus is a Columbus, Georgia based multi-financial services company with $10.6 billion in assets, owning 36 banks serving communities throughout Georgia, Alabama, Florida and South Carolina. The merger agreement contemplates that Merit shareholders will receive between 1.0537 and
1.4132 shares of Synovus common stock for each share of Merit common stock owned, depending upon the trading price of Synovus common stock over a twenty day measuring period. Consummation of the transaction is subject to prior approval by federal and state regulatory authorities and Merit shareholders. A special meeting of Merit shareholders is scheduled for September 9, 1999 to vote on the proposed merger. The transaction is expected to be completed by the end of September 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the three months ended June 30, 1999 was $1,255,179, a 2.85% increase compared to net income of $1,220,339 for the same period in 1998. Diluted earnings per share was $.26 in the second quarter of 1999 compared to $ .26 for the same period in 1998. The increase in net income was the result of an increase in net interest income of $352,717, or 9.6%, an increase of $66,931, or 17.0%, in non-interest income, offset by an increase of $38,669, or 51.6%, in the provision for loan losses and an increase of $336,978, or 16.3%, in non-interest expense. Net income for the six months ended June 30, 1999 was $2,532,926, a 6.7% increase compared to net income of $2,374,583 for the same period in 1998. Diluted earnings per share was $.52 for the first six months of 1999 compared to $ .50 for the same period in 1998. The increase in net income was the result of an increase in net interest income of $674,161, or 9.4%, an increase of $123,894, or 16.2%, in non-interest income, offset by an increase of $565,085, or 14.0%, in non-interest expense.

Return on average equity for the three months ended June 30, 1999 was 12.60% on average equity of $39,851,000 compared to 14.96% on average equity of $32,633,000 for the same period in 1998. Return on average equity for the six months ended June 30, 1999 was 12.82% on average equity of $39,520,000 compared to 14.57% on average equity of $32,598,000 for the same period in 1998. Return on average assets for the three months ended June 30, 1999 was 1.66% on average assets of $303,221,000, compared to 1.67% on average assets of $291,801,000 for the same period in 1998. Return on average assets for the six months ended June 30, 1999 was 1.68% on average assets of $301,170,000, compared to 1.70% on average assets of $279,771,000 for the same period in 1998.

Total assets at June 30, 1999 were $314,964,000, a 2.8% increase from $306,366,000 at December 31, 1998. Total average assets for the six months ended June 30, 1999 were $301,170,000, up $21,399,000, or 7.6% from the same period in 1998. Average loans for the six months ended June 30, 1999 were $193,317,000, up $14,121,000 or 7.9% over the same period in 1998. The loan growth was funded by increased average interest-bearing deposits, up $4,912,000 or 2.8%, higher average non-interest bearing deposits, up $6,863,000, or 12.0%, increased average short-term borrowings, up $3,957,000, or 54.7%, and decreased federal funds sold, down $10,738,000 or 40.1%. Most of the excess funds growth over loan growth was placed in investment securities, which for the first six months of 1999 averaged $62,836,000, up $13,791,000 or 28.1% over 1998.

Net interest income for the three months ended June 30, 1999 increased $352,717 or 9.6% over the same period in 1998. The net interest margin for the three months ended June 30, 1999 was 5.87% on average total earning assets of $274,145,000. For the same period in 1998, the net interest margin was 5.50% on average earning assets of $267,058,000. The increase in net interest income in the second quarter of 1999 over the same period in 1998 reflects the growth in earning assets of 2.65% in 1999 over 1998 and an increase of 37 basis points in the net interest margin. Growth in average balances and a shift in the mix of earning assets from lower yielding federal funds sold into higher yielding investments and loans accounted for an increase in net interest income of approximately $2,438,000. Declining rates earned on earning assets, partly offset by lower rates paid on interest paying liabilities, accounted for a decrease in net interest income of approximately $2,086,000. The yield on average earning assets fell 17 basis points to 8.64% in the second quarter of 1999 compared to the same quarter of 1998. This decline was offset by a drop of 52 basis points in the total cost of funds to 2.94% in the second quarter of 1999 from 3.46% for the same period in 1998.

Net interest income for the six months ended June 30, 1999 increased $674,161 or 9.4 % over the same period in 1998. The net interest margin for the first half of 1999 was 5.79% on average total earning assets of $272,199,000, compared to net interest margin of 5.65% on average earning assets of $255,025,000 for the same period in 1998. The increase in net interest income in the first six months of 1999 over the same period in 1998 was the result of an increase of 14 basis points in the net interest margin and growth in earning assets of $17,174,000 or 6.7% in 1999 over 1998. Growth in average balances and a shift in the mix of earning assets from lower yielding federal funds sold into higher yielding investments and loans accounted for an increase in net interest income of approximately $1,627,000. Declining rates earned on earning assets, partly offset by lower rates paid on interest paying liabilities, accounted for a decrease in net interest income of approximately $952,000. The yield on average earning assets fell 34 basis points to 8.57% in the first half of 1999 compared to the same period of 1998. This decline was partly offset by a drop of 49 basis points in the total cost of funds to 2.93% in 1999 from 3.41% in 1998.

The provision for loan losses for the three months ended June 30, 1999 was an expense of $113,669 compared to $75,000 in the same quarter of 1998 and for the six months ended June 30, 1999 was an expense of $175,871 compared to $172,500 in the same period in 1998. The allowance for loan losses at June 30, 1999 was $3,388,903 compared to $3,286,602 at December 31, 1998. At June 30, 1999 and
December 31, 1998, the allowance for loan losses represented 1.64% and 1.72% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

For the three months ended June 30, 1999 net loan charge-offs were $391,824, compared to net charge-offs of $36,516 for the same period in 1998. Through the six months ended June 30, 1999, net charge-offs totaled $365,975, or 0.18% of total loans outstanding. This compares to recoveries, net of charge-offs, of $216,825 or 0.12% of total loans outstanding through the six months ended June 30, 1998. Total non-performing loans (including loans 90 days or more past due) were $1,165,033 as of June 30, 1999 and $235,770 at December 31, 1998. The
ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.56% at June 30, 1999 and 0.12% at December 31, 1998.

At June 30, 1999, the Company owned one foreclosed residential property carried in other real estate owned in the amount of $187,587. The Company does not anticipate any material loss on the sale of this property.

At June 30, 1999, the Company had $15,924,000 in short-term borrowings compared to $7,274,000 at year ended December 31, 1998. Short-term borrowings consist of $10,924,000 of securities sold under agreements to repurchase with customers and $5,000,000 of term federal funds purchased from the Federal Home Loan Bank of Atlanta for a term of one year.

Long-term debt at June 30, 1999 was $4,537,000 compared to $4,787,000 at December 31, 1998. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLB") for the purpose of match funding loans.
No new advances were obtained in 1998 or year-to-date 1999.

Non-interest income increased $66,931 or 17.0% during the three months ended June 30, 1999 compared to the same period in 1998. Of this increase, other income increased $76,517 or 69.5% in the second quarter of 1999 compared to the same period in 1998, partly attributable to an increase of $33,641 in mortgage referral fees and an increase of $15,905 in the cash surrender value of life insurance. Service charges and fees on deposits decreased $19,215 or 7.2% in the second quarter of 1999 compared to 1998.

Non-interest income increased $123,894 or 16.2% in the six months ended June 30, 1999 compared to the same period in 1998. Of this increase, other income increased $125,313 or 64.2% in 1999 compared to 1998, attributable to an increase of $50,497 in mortgage referral fees, an increase of $33,391 in the cash surrender value of life insurance and $38,907 in other income from Merit Leasing Corporation. Service charges and fees on deposits decreased $9,904 or 1.8% in the first six months of 1999 compared to the same period in 1998.

Non-interest expense increased $336,978, or 16.3%, for the three months ended June 30, 1999 as compared to the same period in 1998. Occupancy and equipment expense decreased $19,989, or 5.4%, in the second quarter of 1999 compared to the same period in 1998, the result of large expenditures by Mountain in the second quarter of 1998 for repairs to its main office. Salaries and other personnel expenses increased $205,044, or 19.2%, reflecting the continued growth of the Company.

Non-interest expense increased $565,085, or 14.0%, for the six months ended June 30, 1999 as compared to the same period in 1998. Occupancy and equipment expense increased $6,030, or 0.9%, in the first six months of 1999 compared to the same period in 1998. Salaries and other personnel expenses increased $317,765, or 14.6%.

CAPITAL ADEQUACY

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

Capital management is a continuous process. Since December 31, 1998, shareholders' equity has increased $2,982,000, primarily as a result of the issuance of 100,000 shares of treasury stock as consideration for the acquisition of Source Capital Group on January 29, 1999.

On April 15, 1999, the Company paid a regular quarterly dividend of $.06 per share.

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital to assets of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1999 the Company's tier I risk-based capital was 16.7% and total risk-based capital was 17.9%, compared to 16.6% and 17.8% at year-ended December 31, 1998, respectively.

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

The Company's loan to deposit ratio averaged 79.5% during the six months ended June 30, 1999, compared to 77.5% for the same period in 1998. Management plans an average loan to deposit ratio in the range of 75%-85% during 1999.

At June 30, 1999, the Company had $14,173,000 in carrying value of investment securities in its held-to-maturity and available-for-sale portfolios that would mature in one year or less.

At June 30, 1999 and December 31, 1998, the Company had federal funds lines of credit from other banks totaling $28,450,000 and $26,750,000, respectively, to meet short term funding needs. There was a total of $5,000,000 outstanding under these lines at June 30, 1999.

The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. The financial performance of the Company is subject to risk from interest rate fluctuations. A decreasing interest rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as gap and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one year time horizon of between .80 and 1.2. At June 30, 1999 the Company had a gap ratio of 1.01 for the one year period ending June 30, 2000. Thus, over the next twelve months, more rate-sensitive assets will reprice than rate-sensitive liabilities.

There has not been any significant change in the Company's market risk as reported in the Company's 1998 Annual Report filed on Form 10-K.

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

Both banks use third party service bureaus for core data processing. The Company's core data processing vendor has certified, after testing, that its application systems are Year 2000 compliant.

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

The expected cost to the Company of the Year 2000 project is currently estimated at $80,000 for hardware and software upgrades, customer communications, testing and other items required to complete the plan. The company does not track internal personnel costs expended relating to the Year 2000 project. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three months ended June 30, 1999 were not material.

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

The banks have developed contingency plans to mitigate the potential effects of a disruption in normal operations resulting from Year 2000 problems. The plans address, among other factors, each bank's potential increased liquidity and currency requirements at the critical dates, security issues, and business resumption planning. The Company has in place written procedures to manually perform every mission critical task relating to loan and deposit processing in the event some part of a system does not function properly. The Company is developing forecasts of liquidity needs and will inventory extra currency to meet any higher than normal demand during the critical periods. Security will be augmented during these periods. Personnel staffing will be carefully scheduled during the affected periods. These contingency plans are frequently reviewed and updated as needed.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Part II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS.

         On May 11, 1999, the Company held its 1999 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors until the next annual meeting of shareholders and until their successors are elected and have qualified: J. Randall Carroll, Michael J. Coles, Ronald H. Francis, Patrick H. Hickok and Walter J. McCloud, II. The number of votes cast for and against the election of each nominee for director was as follows:

         Director                             For        Withhold
         ----------------------------      ---------     --------
         J. Randall Carroll                3,588,722        5,950
         Michael J. Coles                  3,573,069       21,603
         Ronald H. Francis                 3,588,722        5,950
         Patrick H. Hickok                 3,588,722        5,950
         Walter J. McCloud, II             3,588,722        5,950

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MERIT HOLDING CORPORATION



Date:  August 10, 1999              /S/ J. Randall Carroll
       -----------------            -------------------------------------------
                                    J. Randall Carroll
                                    Chairman and Chief Executive Officer




Date:  August 10, 1999              /S/ Ronald H. Francis
       -----------------            -------------------------------------------
                                    Ronald H. Francis
                                    President and Chief Financial Officer
                                   (principal financial and accounting officer)